Form 10QSB
period 2000-09-30
LMC CAPITAL CORP
filed 2000-11-09
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM                  TO
                           -----------------   --------------------------

                        COMMISSION FILE NUMBER: 000-31639

                                  LMC CAPITAL CORP.
          (Exact name of small business issuer as specified in its charter)

          NEVADA                                            88-0436364
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            2002-1111 Beach Avenue, Vancouver, British Columbia, V6E 1T9
                         (Address of principal executive offices)

                                    (604) 608-4226
                               (Issuer's telephone number)

                                         N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of September 30, 2000, the Registrant had 45,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [] No [x]

                                   TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION                                            PAGE

ITEM 1.   FINANCIAL STATEMENTS

          BALANCE SHEET AS OF SEPTEMBER 30, 2000                              3

          INTERIM STATEMENTS OF OPERATIONS FOR
          THE THREE MONTHS AND NINE MONTHS ENDED
          SEPTEMBER 30, 2000                                                  4

          INTERIM STATEMENT OF STOCKHOLDERS'
          EQUITY FOR THE PERIOD FROM SEPTEMBER 2, 1999
          (INCEPTION) TO SEPTEMBER 30, 2000                                   4

          STATEMENTS OF CASH FLOWS FOR THE THREE
          MONTHS AND NINE MONTHS ENDED
          SEPTEMBER 30, 2000                                                  5

          NOTES TO FINANCIAL STATEMENTS                                       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   8

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                             8

ITEM 5.   OTHER INFORMATION                                                   9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    9

SIGNATURE

PART I.-  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               LMC CAPITAL CORP.
                         (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                  September 30,     December 31,
                                                      2000               1999
================================================================================
                                                  (Unaudited)

ASSETS

CURRENT ASSETS
   Cash                                            $        136    $        328
================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $      2,450     $      -
   Due to related parties (Note 3)                        1,318           1,108
--------------------------------------------------------------------------------
                                                          3,768           1,108
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock
    Common stock, no par value,
     100,000 shares authorized
     45,000 issued and outstanding                           45              45
   Deficit accumulated during development stage          (3,677)           (825)
--------------------------------------------------------------------------------
                                                         (3,632)           (780)
--------------------------------------------------------------------------------
                                                   $        136     $       328
================================================================================


The accompanying notes are an integral part of these interim financial statements

                               LMC CAPITAL CORP.
                         (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      September    September
                          Three          Nine          2, 1999      2,1999
                          Months        Months       (inception)  (inception)
                          Ended         Ended            to            to
                        September      September     September      September
                        30, 2000       30, 2000      30, 1999       30, 2000
================================================================================

GENERAL AND
ADMINISTRATIVE
    EXPENSES

 Office and general    $      109     $      192     $       15     $       247
 Professional fees          2,450          2,660            770           2,830
--------------------------------------------------------------------------------
NET LOSS FOR THE
PERIOD                 $    2,559     $    2,852     $      785     $     3,077
================================================================================

BASIC NET LOSS
PER SHARE              $     0.06     $     0.06     $    0.02
================================================================================

WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                45,000         45,000        45,000
================================================================================

The accompanying notes are an integral part of these interim financial statements

                               LMC CAPITAL CORP.
                         (A Development Stage Company)
                   INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM SEPTEMBER 2, 1999 (INCEPTION) TO SEPTEMBER 30, 2000
                                 (Unaudited)

                                                          Deficit
                                   Common Stock         Accumulated
                                                          During
                              Number of                 Development
                                shares      Amount          Stage         Total
================================================================================
Common stock issued
 for cash September 2,
 1999                           45,000     $      45     $     -      $      45

Net loss for the period
 September 2, 1999
 (inception) to December
 31, 1999                         -             -              (825)       (825)
--------------------------------------------------------------------------------

Balance, December 31, 1999      45,000            45           (825)       (780)

Net loss for the Nine
 Months Ended
 September 30, 2000               -             -            (2,852)     (2,852)
--------------------------------------------------------------------------------

Balance, September 30,
2000 (Unaudited)                45,000     $      45     $   (3,677)  $  (3,632)
================================================================================

The accompanying notes are an integral part of these interim financial statements

                               LMC CAPITAL CORP.
                         (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                      September    September
                          Three          Nine          2, 1999      2,1999
                          Months        Months       (inception)  (inception)
                          Ended         Ended            to            to
                        September      September     September      September
                        30, 2000       30, 2000      30, 1999       30, 2000
================================================================================


CASH FLOWS FROM OPERATING
   ACTIVITIES
 Net loss for the
 period                $   (2,559)    $   (2,852)    $     (785)    $    (3,677)
 Adjustments to
  reconcile net loss
  to net cash from
  operating activities:
  - accounts payable        2,255          2,450           -              2,450
--------------------------------------------------------------------------------

NET CASH USED IN
OPERATING
 ACTIVITIES                  (304)          (402)          (785)         (1,227)
--------------------------------------------------------------------------------

CASH FLOWS FROM
 FINANCING
 ACTIVITIES
  Proceeds on sale
  of common stock            -              -                45              45
  Advances from
  related parties             195            210          1,108           1,318
--------------------------------------------------------------------------------

NET CASH FLOWS
 FROM FINANCING
 ACTIVITIES                   195            210          1,153           1,363
--------------------------------------------------------------------------------

INCREASE (DECREASE)
 IN CASH                     (109)          (192)           368             136

CASH, BEGINNING OF
 PERIOD                       245            328           -               -
--------------------------------------------------------------------------------

CASH, END OF PERIOD    $      136     $      136     $      368     $       136
================================================================================


The accompanying notes are an integral part of these interim financial statements

                               LMC CAPITAL CORP.
                         (A Development Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 2, 1999 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. The ability of the Company to continue as a going concern is dependent on raising capital to acquire a business venture.

On September 28, 2000, the Company completed a Form 10SB registration ("10SB") with the United States Securities and Exchange Commission ("SEC") and as a result is subject to the regulations governing reporting issuers in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions.

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation.

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments.

In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share.

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

NOTE 3 - RELATED PARTY TRANSACTIONS

Certain directors have provided cash loans totalling $1,318 at September 30, 2000. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

NOTE 4 - SUBSEQUENT EVENTS

The shareholders of the Company approved a split of the Common stock on a 100 for 1 basis resulting in 4,500,000 shares of common stock issued and outstanding. In addition, the authorized Common stock was increased to 100,000,000 shares and assigned a par value of $0.00001 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

On September 28, 2000 the Registrant completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Registrant is subject to the regulations governing reporting issuers in the United States.

To date the Registrant has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity.

For then nine months ended September 30, 2000 the Registrant incurred general and administrative expenses of $2,852 of which $2,660 represented professional fees. For the period September 2, 1999 (inception) to September 30, 1999 the Registrant incurred general and administrative expenses of $785.

For the nine months ended September 30, 2000 the Registrant had a net loss of $2,852 or 6 cents per share. For the period September 2, 1999 (inception) to September 30, 1999 the Registrant had a net loss of $785 or 2 cents per share.

Liquidity and Capital Resources.

During the nine months ended September 30, 2000 the Registrant used $402 in cash from operating activities and received $210 from advances from related parties. As at September 30, 2000 the Registrant had $136 cash in the bank.

As the Registrant does not currently engage in any business activities that provide any cash flow, the Registrant is dependant on the Registrant raising capital or receiving loans from management in order to meet the costs of identifying, investigating and analyzing business combinations and for general corporate needs.

PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Subsequent to September 30, 2000, the shareholders of the Registrant approved a split of Common stock on a 100 for 1 basis resulting in 4,500,000 Common shares issued and outstanding. In addition, the authorized Common stock was increased to 100,000,000 Common shares and assigned a par value of $0.001 per Common share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 13, 2000, the Registrant held a meeting of shareholders. At this meeting, the following matters were voted on and approved:

(a)     A split of the common stock on a 100 for 1 basis;

(b) An increase in the par value of the authorized common stock from no par value to a par value of $0.001; and

(c) An increase in the authorized common stock of the Registrant from 100,000 to 100,000,000.

Of the 45,000 shares eligible to vote at this meeting, a total of 17,000 votes in favor of each proposal. There were no negative votes and no abstentions on any of the voting.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2000.

(b)     Exhibits.  Exhibits included or incorporated by reference herein: See
        Exhibit Index.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LMC CAPITAL CORP.

Dated November 7, 2000                     By:  /s/ Philip Cassis
                                           Philip Cassis, President and Director

                                  EXHIBIT INDEX

Number               Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3     Certificate of Amendment to Articles of Incorporation dated October 13,
        2000.

3.4     By-Laws

27      Financial Data Schedule

Exhibit 3.3

                       CERTIFICATE OF AMENDMENT OF
                        ARTICLES OF INCORPORATION
                                     OF
                              LMC CAPITAL CORP.


 I, Philip Cassis, certify that:

1. The original articles of LMC Capital Corp. were filed with the Office of the Secretary of State on September 2, 1999.

2. Pursuant to the unanimous written consent of the Board of Directors, the company hereby adopted the following amendments to the Articles of Incorporation of this Corporation:

       Article Four:  Shares of Stock is amended to read as follows:

             Section 4.01 Number and Class.  The amount of the total authorized
                    ----------------
       capital stock of this corporation is One Hundred Million (100,000,000) shares with a par value of one-hundredth of one cent (0.001) designated as Common Stock. The Common Stock may be issued from time to time without action by the stockholders. The Common Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors.

             The Board of Directors may issue such shares of common stock in one or more series, with such voting powers, designations, preferences and rights of qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by them.

3. At a Meeting of the company, held on October 13, 2000, the company had 45,000 shares of voting common stock issued and outstanding. By a vote of 17,000 shares of this common stock, in person or by proxy (which represents 37.7% of the total shares), which vote is sufficient for approval, the foregoing amendment to the Articles of Incorporation of this corporation was approved.


Dated this 17th day of October, 2000.


/s/ Philip Cassis                               /s/ Christopher D. Farber
-----------------------------------------       --------------------------------
Philip Cassis, President                        Christopher D. Farber, Secretary

Exhibit 3.4

                              TABLE OF CONTENTS
                                  BY-LAWS

ARTICLE ONE - OFFICES

      1.1   Registered Office
      1.2   Other Offices

ARTICLE TWO - MEETINGS OF STOCKHOLDERS

      2.1   Place
      2.2   Annual Meetings
      2.3   Special Meetings
      2.4   Notices of Meetings
      2.5   Purpose of Meetings
      2.6   Quorum
      2.7   Voting
      2.8   Share Voting
      2.9   Proxy
      2.10  Written Consent in Lieu of Meeting

ARTICLE THREE - DIRECTORS

      3.1   Powers
      3.2   Number of Directors
      3.3   Vacancies

ARTICLE FOUR - MEETINGS OF THE BOARD OF DIRECTORS

      4.1   Place
      4.2   First Meeting
      4.3   Regular Meetings
      4.4   Special Meetings
      4.5   Notice
      4.6   Waiver
      4.7   Quorum
      4.8   Adjournment

ARTICLE FIVE - COMMITTEES OF DIRECTORS

      5.1   Power to Designate
      5.2   Regular Minutes
      5.3   Written Consent

ARTICLE SIX - COMPENSATION OF DIRECTORS

       6.1   Compensation

ARTICLE SEVEN - NOTICES

       7.1   Notice
       7.2   Consent
       7.3   Waiver of Notice

ARTICLE EIGHT - OFFICERS

       8.1   Appointment of Officers
       8.2   Time of Appointment
       8.3   Additional Officers
       8.4   Salaries
       8.5   Vacancies
       8.6   Chairman of the Board
       8.7   Vice-Chairman
       8.8   President
       8.9   Vice-President
       8.10  Secretary
       8.11  Assistant Secretaries
       8.12  Treasurer
       8.13  Surety
       8.14  Assistant Treasurer

ARTICLE NINE - CERTIFICATES OF STOCK

      9.1   Share Certificates
      9.2   Transfer Agents
      9.3   Lost or Stolen Certificates
      9.4   Share Transfers
      9.5   Voting Shareholder
      9.6   Shareholders Record

ARTICLE TEN - GENERAL PROVISIONS

      10.1  Dividends
      10.2  Reserves
      10.3  Cheques
      10.4  Fiscal Year
      10.5  Corporate Seal

ARTICLE ELEVEN - INDEMNIFICATION

ARTICLE TWELVE - AMENDMENTS

      12.1  By Shareholder
      12.2  By Board of Directors

                                  BY-LAWS

                                     OF

                             LMC CAPITAL CORP.

                           A NEVADA CORPORATION

                               ARTICLE ONE
                               -----------

                                 OFFICES
                                 -------

Section 1.1   Registered Office - The registered office of this corporation
              -----------------
shall be in the County of Las Vegas, State of Nevada.

Section 1.2   Other Offices - The corporation may also have offices at such
              -------------
other places both within and without the State of Nevada as the Board of Directors may from time to time determine or the business of the corporation may require.

                               ARTICLE TWO
                               -----------

                        MEETINGS OF STOCKHOLDERS
                        ------------------------

Section 2.1   Place - All annual meetings of the stockholders shall be held at
              -----
the registered office of the corporation or at such other place within or without the State of Nevada as the directors shall determine. Special meetings of the stockholders may be held at such time and place within or without the State of Nevada as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

Section 2.2   Annual Meetings - Annual meetings of the stockholders,
              ---------------
commencing with the year 2000, shall be held five months after the fiscal year, or at such other time as may be set by the Board of Directors from time to time, at which the stockholders shall elect by vote a Board of Directors and transact such other business as may properly be brought before the meeting.

Section 2.3   Special Meetings - Special meetings of the stockholders, for any
              ----------------
purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation, may be called by the President or the Secretary by resolution of the Board of Directors or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose of the proposed meeting.

Section 2.4   Notices of Meetings - Notices of meetings shall be in writing
              -------------------
and signed by the President or a Vice-President or the Secretary or an Assistant Secretary or by such other person or persons as the directors shall designate.

Such notice shall state the purpose or purposes for which the meeting is called and the time and the place, which may be within or without this State, where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten nor more than sixty days before such meeting. If mailed, it shall be directed to a stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Personal delivery of any such notice to any officer of a corporation or association or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery of such notice of and prior to the holding of the meeting it shall not be necessary to deliver or mail notice of the meeting to the transferee.

Section 2.5   Purposes of Meetings - Business transacted at any special meeting
              --------------------
of stockholders shall be limited to the purposes stated in the notice.

Section 2.6   Quorum - The holders of a majority of the stock issued and
              ------
outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Articles of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

Section 2.7   Voting - When a quorum is present or represented at any meeting,
              ------
the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall be sufficient to elect directors or to decide any questions brought before such meeting, unless the question is one upon which by express provision of the statutes or of the Articles of Incorporation, a different vote is required in which case such express provision shall govern and control the decision of such question.

Section 2.8   Share Voting - Each stockholder of record of the corporation shall
              ------------
be entitled at each meeting of stockholders to one vote for each share of stock standing in his name on the books of the corporation. Upon the demand of any stockholder, the vote for directors and the vote upon any question before the meeting shall be by ballot.

Section 2.9   Proxy - At any meeting of the stockholders any stockholder may be
              -----
represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that any such instruments in writing shall designate two or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all of the posers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No proxy or power of attorney to vote shall be used to vote at a meeting of the stockholders unless it shall have been filed with the secretary of the meeting when required by the inspectors of election. All questions regarding the qualification of voters, the validity of proxies and the acceptance or rejection of votes shall be decided by the inspectors of election who shall be appointed by the Board of Directors, or if not so appointed, then by the presiding officer of the meeting.

Section 2.10   Written Consent in Lieu of Meeting - Any action which may be
               ----------------------------------
taken by the vote of the stockholders at a meeting may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statues or of the Articles of Incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                                 ARTICLE THREE
                                 -------------

                                   DIRECTORS
                                   ---------

Section 3.1   Powers - The business of the corporation shall be managed by its
              ------
Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the Articles of Incorporation or by these Bylaws directed or required to be exercised or done by the stockholders.

Section 3.2   Number of Directors - The number of directors which shall
              -------------------
constitute the whole board shall be three (3). The number of directors may from time to time be increased or decreased to not less than one nor more than fifteen by action of the Board of Directors. The directors shall be elected at the annual meeting of the stockholders and except as provided in Section 2 of this Article, each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

Section 3.3   Vacancies - Vacancies in the Board of Directors including those
              ---------
caused by an increase in the number of directors, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until his successor is elected at an annual or a special meeting of the stockholders. The holders of a two-thirds of the outstanding shares of stock entitled to vote may at any time peremptorily terminate the term of office of all or any of the directors by vote at a meeting called for such purpose or by a written statement file with the secretary or, in his absence, with any other officer. Such removal shall be effective immediately, even if successors are not elected simultaneously and the vacancies on the Board of Directors resulting therefrom shall be filled only by the stockholders.

   A vacancy or vacancies in the Board of Directors shall be deemed to exist in case of the death, resignation or removal of any directors, or if the authorized number of directors be increased, or if the stockholders fail at any annual or special meeting of stockholders at which any director or directors are elected to elect the full authorized number of directors to be voted for at that meeting.

   The stockholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors. If the Board of Directors accepts the resignation of a director tendered to take effect at a future time, the Board or the stockholders shall have power to elect a successor to take office when the resignation is to become effective.

   No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of his term of office.

                                  ARTICLE FOUR
                                  ------------

                        MEETINGS OF THE BOARD OF DIRECTORS
                        ----------------------------------

   Section 4.1   Place - Regular meetings of the Board of Directors shall be
                 -----
held at any place within or without the State which has been designated from time to time by resolution of the Board or by written consent of all members of the Board. In the absence of such designation regular meetings shall be held at the registered office of the corporation. Special meetings of the Board may be held either at a place so designated or at the registered office.

   Section 4.2   First Meeting - The first meeting of each newly elected
                 -------------
Board of Directors shall be held immediately following the adjournment of the meeting of stockholders and at the place thereof. No notice of such meeting shall be necessary to the directors in order legally to constitute the meeting, provided a quorum be present. In the event such meeting is not so held, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors.

   Section 4.3   Regular Meetings - Regular meetings of the Board of
                 ----------------
Directors may be held without call or notice at such time and at such place as shall from time to time be fixed and determined by the Board of Directors.

   Section 4.4   Special Meetings - Special Meetings of the Board of
                 ----------------
Directors may be called by the Chairman or the President or by any Vice-President or by any two directors.

   Written notice of the time and place of special meetings shall be delivered personally to each director, or sent to each director by mail or by other form of written communication, charges prepaid, addressed to him at his address as is shown upon the records or is not readily ascertainable, at the place in which the meetings of the directors are regularly held. Incase such notice is mailed or telegraphed, it shall be deposited in the United States mail or delivered through the telegraph company at least forty-eight (48) hours prior to the time of the holding of the meeting. In case such notice is delivered as above provided, it shall be so delivered at least twenty-four (24) hours prior to the time of the holding of the meeting. Such mailing, telegraphing or delivery as above provided shall be due, legal and personal notice to such director.

   Section 4.5   Notice - Notice of the time and place of holding an
                 ------
adjourned meeting need not be given to the absent directors if the time and place be fixed at the meeting adjourned.

   Section 4.6   Waiver - The transactions of any meeting of the Board of
                 ------
Directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present, and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, or a consent to holding such meeting, or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

   Section 4.7   Quorum - A majority of the authorized number of directors
                 ------
shall be necessary to constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the Board of Directors, unless a greater number be required by law or by the Articles of Incorporation. Any action of a majority, although not at a regularly called meeting, and the record thereof, if assented to in writing by all of the other members of the Board shall be as valid and effective in all respects as if passed by the Board in regular meeting.

   Section 4.8   Adjournment - A quorum of the directors may adjourn any
                 -----------
directors meeting to meet again at a stated day and hour; provided, however, that in the absence of a quorum, a majority of the directors present at any directors meeting, either regular or special, may adjourn from time to time until the time fixed for the next regular meeting of the Board.

                                 ARTICLE FIVE
                                 ------------

                            COMMITTEES OF DIRECTORS
                            -----------------------

   Section 5.1   Power to Designate - The Board of Directors may, by
                 ------------------
resolution adopted by a majority of the whole Board, designate one or more committees of the corporation which, to the extent provided in the resolution, shall have and may exercise the power of the Board of Directors in the management of the business and affairs of the corporation and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by the Board of Directors. The members of any such committee present at any meeting and not disqualified from voting may, whether or not they constitute a quorum, unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. At meetings of such committees, a majority of the members or alternate members shall constitute a quorum for the transaction of business, and the act of a majority of the members or alternate members at any meeting at which there is a quorum shall be the act of the committee.

   Section 5.2   Regular Minutes - The committees shall keep regular minutes
           ---------------
of their proceedings and report the same to the Board of Directors.

   Section 5.3   Written Consent - Any action required or permitted to be
                 ---------------
taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board of Directors or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

                                  ARTICLE SIX
                                  -----------

                           COMPENSATION OF DIRECTORS
                           -------------------------

   Section 6.1   Compensation - The directors may be paid their expenses of
                 ------------
attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like reimbursement and compensation for attending committee meetings.

                                ARTICLE SEVEN
                                -------------

                                    NOTICES
                                    -------

   Section 7.1   Notice - Notices to directors and stockholders shall be in
                 ------
writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

   Section 7.2   Consent - Whenever all parties entitled to vote at any
                 -------
meeting, whether of directors or stockholders, consent, either by a writing on the records of the meeting or filed with the secretary, or by presence at such meeting and oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meetings shall be as valid as if had at a meeting regularly called and noticed, and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approve and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meeting; and such consent or approval of stockholders may be proxy or attorney, but all such proxies and powers of attorney must be in writing.

   Section 7.3   Waiver of Notice - Whenever any notice whatever is required
                 ----------------
to be given under the provisions of the statutes, of the Articles of Incorporation or of these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                               ARTICLE EIGHT
                               -------------

                                  OFFICERS
                                  --------

   Section 8.1   Appointment of Officers - The officers of the corporation
                 -----------------------
shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. Any person may hold two or more offices.

   Section 8.2   Time of Appointment - The Board of Directors at its first
                 -------------------
meeting after each annual meeting of stockholders shall choose a Chairman of the Board who shall be a director, and shall choose a President, a Secretary and a Treasurer, none of whom need be directors.

   Section 8.3   Additional Officers - The Board of Directors may appoint a
                 -------------------
Vice-Chairman of the Board, Vice-Presidents and one or more Assistant Secretaries and Assistant Treasurers and such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

   Section 8.4   Salaries - The salaries and compensation of all officers of
                 --------
the corporation shall be fixed by the Board of Directors.

   Section 8.5   Vacancies - The officers of the corporation shall hold
                 ---------
office at the pleasure of the Board of Directors. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board of Directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the Board of Directors.

   Section 8.6   Chairman of the Board - The Chairman of the Board shall
                 ---------------------       ---------------------
preside at meetings of the stockholders and the Board of Directors, and shall see that all orders and resolutions of the Board of Directors are carried into effect.

   Section 8.7   Vice-Chairman - The Vice-Chairman shall, in the absence or
                 -------------       -------------
disability of the Chairman of the Board, perform the duties and exercise the powers of the Chairman of the Board and shall perform such other duties as the Board of Directors may from time to time prescribe.

   Section 8.8   President - The President shall be the chief executive
                 ---------       ---------
officer of the corporation and shall have active management of the business of the corporation. He shall execute on behalf of the corporation all instruments requiring such execution except to the extent the signing and execution thereof shall be expressly designated by the Board of Directors to some other officer or agent of the corporation.

   Section 8.9   Vice-President - The Vice-President shall act under the
                 --------------       --------------
direction of the President and in the absence or disability of the President shall perform the duties and exercise the powers of the President. They shall perform such other duties and have such other powers as the President or the Board of Directors may from time to time prescribe. The Board of Directors may designate one or more Executive Vice-Presidents or may otherwise specify the order of seniority of the Vice-Presidents. The duties and powers of the President shall descend to the Vice-Presidents in such specified order of seniority.

   Section 8.10   Secretary - The Secretary shall act under the direction of
                  ---------       ---------
the President. Subject to the direction of the President he shall attend all meetings of the Board of Directors and all meetings of the stockholders and record the proceedings. He shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the President or the Board of Directors.

   Section 8.11   Assistant Secretaries - The Assistant Secretaries shall
                  ---------------------       ---------------------
act under the direction of the President. In order of their seniority, unless otherwise determined by the President or the Board of Directors, they shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary. They shall perform such other duties and have such other powers as the President or the Board of Directors may from time to time prescribe.

   Section 8.12   Treasurer - The Treasurer shall act under the direction of
                  ---------       ---------
the President. Subject to the direction of the President he shall have custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all monies and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the President or the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the corporation.

   Section 8.13   Surety - If required by the Board of Directors, he shall
                  ------
give the corporation a bond in such sum and with such sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from the office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

   Section 8.14   Assistant Treasurer - The Assistant Treasurer in the order
                  -------------------       -------------------
of their seniority, unless otherwise determined by the President or the Board of Directors, shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer. They shall perform such other duties and have such other powers as the President or the Board of Directors may from time to time prescribe.

                                  ARTICLE NINE
                                  ------------

                              CERTIFICATES OF STOCK
                              ---------------------

   Section 9.1   Share Certificates - Every stockholder shall be entitled to
                 ------------------
have a certificate signed by the President, Vice-President, Treasurer, Assistant Treasurer, Secretary or an Assistant Secretary of the corporation, certifying the number of shares owned by him in the corporation. If the corporation shall be authorized to issued more than one class of stock or more than one series of any class, the designations, preferences and relative, participating, optional or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights, shall be set forth in full or summarized on the face or back of the certificate which the corporation shall issued to represent such stock.

   Section 9.2   Transfer Agents - If a certificate is signed (a) by a
                 ---------------
transfer agent other than the corporation or its employees or (b) by a registrar other than the corporation or its employees, the signatures of the officers of the corporation may be facsimiles. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall cease to be such officer before such certificate is issued, such certificate may be issued with the same effect as though the person had not ceased to be such officer. The seal of the corporation, or a facsimile thereof, may, but need not be, affixed to certificates of stock.

   Section 9.3   Lost or Stolen Certificates - The Board of Directors may
                 ---------------------------
direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed upon the making of an affidavit to that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

   Section 9.4   Share Transfers - Upon surrender to the corporation or the
                 ---------------
transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation, if it is satisfied that all provisions of the laws and regulations applicable to the corporation regarding transfer and ownership of shares have been complied with, to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

   Section 9.5   Voting Shareholder - The Board of Directors may fix in
                 ------------------
advance a date not exceeding sixty (60) days nor less than ten (10) days preceding the date of any meeting of stockholders, or the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, or a date in connection with obtaining the consent of entitled to notice of and to vote at any such meeting, and any adjournment thereof, or entitle to receive payment of any such dividend, or to give such consent, and in such case, such stockholders, and only such stockholders as shall be stockholders of record on the date so fixed, shall be entitled to notice of and to vote at such meeting, or any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, or to five such consent, as the case may be, notwithstanding any transfer of any stock on the books of the corporation after any such record dated fixed as aforesaid.

   Section 9.6   Shareholders Record - The corporation shall be entitled to
                 -------------------
recognize the person registered on its books as the owner of shares to be the exclusive owner for all purposes including voting and dividends, and the corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                                   ARTICLE TEN
                                   -----------

                               GENERAL PROVISIONS
                               ------------------

   Section 10.1   Dividends - Dividends upon the capital stock of the
                  ---------
corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in case, in property or in shares of the capital stock, subject to the provisions of the Articles of Incorporation.

   Section 10.2   Reserves - Before payment of any dividend, there may be
                  --------
set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends or for repairing or maintaining any property of the corporation or for such other purpose as the directors shall think conductive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

   Section 10.3   Cheques - All cheques or demands for money and notes of
                  -------
the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

   Section 10.4   Fiscal Year - The fiscal year of the corporation shall be
                  -----------
fixed by resolution of the Board of Directors.

   Section 10.5   Corporate Seal - The corporation may or may not have a
                  --------------
corporate seal, as may from time to time be determined by resolution of the Board of Directors. If a corporate seal is adopted, it shall have inscribed thereon the name of the Corporation and the words Corporate Seals and Nevada. The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

                                   ARTICLE ELEVEN
                                   --------------

                                   INDEMNIFICATION
                                   ---------------

   Every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person of whom he is the legal representative is or was a director or officer of the corporation or is or was serving at the request of the corporation or for its benefit as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the General Corporation Law of the State of Nevada from time to time against all expenses, liability and loss (including attorney s fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation. Such right of indemnification shall be a contract right which may be enforced in any manner desired by such person. Such right of indemnification shall not be exclusive of any other right which such directors, officers or representatives may have or hereafter acquire and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of stockholders, provision of law or otherwise, as well as their rights under this Article.

   The Board of Directors may cause the corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the corporation would have the power to indemnify such person.

   The Board of Directors may from time to time adopt further Bylaws with respect to indemnification and may amend these and such Bylaws to provide at all times the fullest indemnification permitted by the General Corporation Law of the State of Nevada.

                                   ARTICLE TWELVE
                                   --------------

                                     AMENDMENTS
                                     ----------

   Section 12.1   By Shareholder - The Bylaws may be amended by a majority
                  --------------
vote of all the stock issued and outstanding and entitled to vote at any annual or special meeting of the stockholders, provided notice of intention to amend shall have been contained in the notice of the meeting.

   Section 12.2   By Board of Directors - The Board of Directors by a
                  ---------------------
majority vote of the whole Board at any meeting may amend these Bylaws, including Bylaws adopted by stockholders, but the stockholders may from time to time specify particular provisions of the Bylaws which shall not be amended by the Board of Directors.


   APPROVED AND ADOPTED this 2nd day of September, 1999.

                                        /s/ Christopher D. Farber
                                        ----------------------------------------
                                        Secretary