Form 10KSB
period 2000-12-31
LMC CAPITAL CORP
filed 2001-03-29
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                          ---------------------
      TO
        -------------------------------

                        COMMISSION FILE NUMBER: 000-31639

                               LMC CAPITAL CORP.
              (Exact name of registrant as specified in its charter)

            Nevada                                        88-0436364
(State or jurisdiction of incorporation               (I.R.S. Employer
           or organization)                           Identification No.)

#2602-1111 Beach Avenue, Vancouver, British Columbia       V6E 1T9
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number:   (604) 608-4226

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The Registrant has no revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 2001: Common Stock, par value $0.001 per share -- $45. As of March 23, 2001, the Registrant had 4,500,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I                                                                    PAGE

ITEM 1.   BUSINESS                                                           3

ITEM 2.   PROPERTIES                                                         4

ITEM 3.   LEGAL PROCEEDINGS                                                  4

ITEM 4.   SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS                  4

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                                4

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                5

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        6

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                6

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 6

ITEM 10.  EXECUTIVE COMPENSATION                                             7

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     8

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     8

PART IV.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
           REPORTS ON FORM 8-K                                               9

SIGNATURES

PART I.

ITEM 1.   BUSINESS.

                            HISTORY AND ORGANIZATION

   LMC Capital Corp. (the "Registrant"), was organized under the laws of the State of Nevada on September 2, 1999 under the name LMC Capital Corp. On September 2, 1999 the Registrant increased its authorized capital to 100,000 common shares at no par value per share from its original authorized capital of 25,000 common shares at no par value. On October 13, 2000 the Registrant increased its authorized capital to 100,000,000 common shares with a par value of $0.001 from its previous authorized capital of 100,000 common shares at no par value.

   The Registrant was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate (a "target company"). The Registrant will not restrict its search to any specific business, industry or geographical location.

   The Registrant does not currently engage in any business activities that provide any cash flow. The costs of identifying, investigating, and analyzing business combinations will be paid with money in the Registrant's treasury or loaned to the Registrant by management.


                               PROPOSED BUSINESS

   The Registrant will seek to locate and acquire a target company which, in the opinion of the Registrant's management (sometimes referred to as the "Management"), offers long term growth potential. The Registrant will not restrict its search to any specific business, industry or geographical location. The Registrant may seek to acquire a target company which has just commenced operations, or which works to avail itself of the benefits of being a "reporting issuer" in order to facilitate capital formation to expand into new products or markets.

   There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

* the ability to use registered securities to make acquisitions of assets or businesses;
*   increased visibility in the financial community;
*   the facilitation of borrowing from financial institutions;
*   improved trading efficiency;
*   shareholder liquidity;
*   greater ease in subsequently raising capital;
*   compensation of key employees through stock options;
*   enhanced corporate image;
*   a presence in the United States capital market.

   A target company, if any, which may be interested in a business combination with the Registrant may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
* a company which believes that it will be able obtain investment capital on more favorable terms after it has become public;
* a foreign company which may wish an initial entry into the United States securities market;
* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
* a company seeking one or more of the other perceived benefits of becoming a public company.

There is no assurance that the Registrant will be able to effect an acquisition of a target company. In addition, at this time, no specifics as to an acquisition or as to the nature of the target company can be provided.

ITEM 2.   PROPERTIES

The Registrant has no properties and at this time has no agreements to acquire any properties. The Registrant is presently using as a mailing address, at no cost, the office of it's Director, Christopher D. Farber, 2602-1111 Beach Avenue, Vancouver, B.C., Canada. See "Item 4. Security Ownership of Certain Beneficial Owners and Management."

ITEM 3.   LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)   Market Information.

The Registrant's common stock is not currently traded on any stock market.

(b)   Holders of Common Equity.

As of March 23, 2001, there were 19 shareholders of record of the Registrant's common stock.

(c)   Dividends.

The Registrant has not declared or paid cash dividends to stockholders. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend on the Registrant's earnings, capital requirements and other factors.

(d)   Equity Securities Sold Without Registration.

The Registrant has not sold any equity securities without registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL OPERATIONS AND RESULTS OF OPERATIONS.

(a)   Results of Operations

Since incorporation on September 2, 1999, in the state of Nevada the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity

On September 28, 2000 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

For the year ended December 31, 2000 the Company incurred general and administrative expenses of $5,246 of which $4,148 represented professional fees. For the period September 2, 1999 (inception) to December 31, 1999 the Company incurred general and administrative expenses of $825.

During the year the shareholders of the Company approved a split of the common stock on a 100 for 1 basis resulting in 4,500,000 shares of common stock issued and outstanding. In addition, the authorized common stock was increased to 100,000,000 shares and assigned a par value of $0.001 per share.

For the year ended December 31, 2000 the Company had a net loss of $5,246 or $0.0012 cents per share. For the period September 2, 1999 (inception) to September 30, 1999 the Company had a net loss of $825 or $0.0002 cents per share, after consideration of the stock split in 2000.

(b)   Liquidity and Capital Resources

During the year ended December 31, 2000 the Company used $4,746 in cash from operating activities and received $6,036 advances from related parties. As at December 31, 2000 the Company had $1,618 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flow. The Company is dependant on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.


ITEM 7.   FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)   Officers and Directors.

   Set forth below is the name of each of the directors and officers of the Registrant, all positions and offices with the Registrant held, the period during which such person has never served as such, and the business experience during at least the last five years:

   Name                  Age           Positions and Offices Held
   ----                  ---           ----------------------------

  Philip Cassis          59        President and Director (since inception)

  Christopher D. Farber  34        Secretary and Director (since inception)

  William J. Little      59        Treasurer and Director (since inception)

   There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

   Mr. Philip Cassis - Mr. Cassis has served as an Officer and Director of publicly traded Canadian companies, as well as assisting several companies to gain listing status on the Canadian Venture Exchange, as well as assisting companies in securing financing capital. His sales and marketing experience has not only been on an independent level, but also with national Canadian companies such as The Bay, Zellers, Eatons, Home Hardware and Canadian Tire. Mr. Cassis has accumulated broad experience in managing public companies.

   Mr. Chris Farber - For the previous five years, Chris Farber has been employed as a lawyer. He is presently an associate counsel at Heenan Blaikie, a firm with offices in all major Canadian cities, Los Angeles and New York. He restricts his practice to securities law and provides legal services to a number of publicly traded companies in the US and Canada. Mr. Farber has a bachelor's degree in economics from University of Victoria. He also has a bachelor's of law degree (LLB) from the University of Toronto and a Master's degree in Business Administration from the University of Toronto.

   Mr. William J. Little - Since taking early retirement in 1996 as a partner from BDO Dunwoody, an international firm of Chartered Accountants, Bill Little has provided financial, administrative and management consulting services to public companies. He has held various positions, including Treasurer and Director. Mr. Little has a Bachelor of Commerce and Business Administration from the University of British Columbia in Vancouver, British Columbia. He has been a Chartered Accountant since 1967. During his 22 years with the chartered accounting firm he was primarily involved in the firm's corporate restructuring, recovery and insolvency division. Prior to joining BDO Dunwoody, for 7 years
Mr. Little was controller and treasurer of public and private companies engaged in a variety of businesses.

(b)   Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. The Registrant is unaware that any required reports were not timely filed.

ITEM 10.   EXECUTIVE COMPENSATION

None of the directors or officers of the Registrant receive any form of compensation. There are no annuity, pension or retirement benefits proposed to be paid to officers, director or employees of the Registrant in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Registration. No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer of director under any plan which is presently existing.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 23, 2001 (4,500,000 issued and outstanding) by (i) all stockholders known to the Registration to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:


================================================================================
  NAME AND ADDRESS OF            SHARES OF        ATTRIBUTED       APPROXIMATE
   BENEFICIAL OWNER             COMMON STOCK      BENEFICIAL        PERCENTAGE
                                BENEFICIALLY      OWNERSHIP           OWNED
                                    OWNED
--------------------------------------------------------------------------------
Philip Cassis                      500,000           N/A              0.005%
#2-59 Walnut Street
St. Thomas, Ontario N5R 2Y7
--------------------------------------------------------------------------------
William J. Little                  500,000           N/A              0.005%
5588 Willow Street
Vancouver, BC V5Z 3S4
--------------------------------------------------------------------------------
Christopher D. Farber              500,000           N/A              0.005%
2602-1111 Beach Avenue
Vancouver, BC V6E 1T9
--------------------------------------------------------------------------------
Stonewall Capital Corp.            200,000           N/A              0.002%
2602-1111 Beach Avenue
Vancouver, BC V6E 1T9
Beneficial Owner: Chris Farber
--------------------------------------------------------------------------------
Officers and Directors as a
Group (3 people)                 1,700,000           N/A              0.017%
================================================================================

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favour of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Index to Financial Statements and Schedules                          Page

Report of Independent Accountants                                            13

Balance Sheets of the Registrant as of December 31, 2000 and
the year ended December 31, 1999                                             15

Statements of Operations for the year ended December 31, 2000 and
the year ended December 31, 1999                                             16

Statements of Shareholders' Equity for the year ended December 31, 2000
and the year ended December 31, 2000                                         17

Statements of Cash Flows for the year ended December 31, 2000 and the
year ended December 31, 1999                                                 18

Notes to Financial Statements                                                19

(b) Reports of Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)   Exhibits included or incorporated by reference herein: See Exhibit
Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LMC CAPITAL CORP.

Dated March 26, 2001                       By: /s/ Philip Cassis
                                           Philip Cassis, President

Pursuant to the requirements of the Securities Act of 1933, this annual report has been signed by the persons in the capacities and on the date indicated:

Signature                     Title                  Date

/s/ Philip Cassis             President/Director     March 26, 2001
Philip Cassis

/s/ Christopher D. Farber     Secretary/Director     March 26, 2001
Christopher D. Farber

/s/ William J. Little         Treasurer/Director     March 26, 2001
William J. Little

                                LMC CAPITAL CORP.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2000 AND 1999

AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

             LABONTE & CO.                        1205 - 1095 West Pender Street
-----------------------------------------         Vancouver, BC Canada
C H A R T E R E D  A C C O U N T A N T S          V6E 2M6
-----------------------------------------         Telephone   (604) 682-2778
                                                  Facsimile   (604) 689-2778
                                                  Email    rjl@labonteco.com




                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of LMC Capital Corp.

We have audited the balance sheets of LMC Capital Corp. (a development stage company) as at December 31, 2000 and 1999 and the statements of operations, changes in stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and the changes in stockholders' equity and cash flows for the periods then ended in accordance with generally accepted accounting principles in the United States.

                                                               /s/ LaBonte & Co.

                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 23, 2001

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated March 23, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.

                                                               /s/ LaBonte & Co.

                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 23, 2001

                                   LMC CAPITAL CORP.
                             (A Development Stage Company)

                                   BALANCE SHEETS

                                                  December 31,      December 31,
                                                    2000              1999
================================================================================


                          ASSETS

CURRENT ASSETS
    Cash                                           $      1,618     $       328
================================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $        500     $      -
    Due to related parties (Note 4)                       7,144           1,108
--------------------------------------------------------------------------------
                                                          7,644           1,108
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
       Common stock, $0.00001 par value,
        100,000,000 shares
    Issued and outstanding
       4,500,000 (1999 - 4,500,000) shares
         of common stock                                     45              45
    Additional paid-in capital                             -               -
   Deficit accumulated during development stage          (6,071)           (825)
--------------------------------------------------------------------------------
                                                         (6,026)           (780)
--------------------------------------------------------------------------------
                                                   $      1,618     $       328
================================================================================


  The accompanying notes are an integral part of these financial statements

                                   LMC CAPITAL CORP.
                             (A Development Stage Company)

                               STATEMENTS OF OPERATIONS

<CAPTION
                                                                    September 2,            September 2,
                                              Year ended         1999 (inception)         1999 (inception)
                                              December 31,       to December 31,          to December 31,
                                                 2000                 1999                      2000
=============================================================================================================
GENERAL AND ADMINISTRATIVE
EXPENSES

    Office and general                        $       1,098       $           55          $       1,153
    Professional fees                                 4,148                  770                  4,918
-------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                       $       5,246       $          825          $       6,071
=============================================================================================================

BASIC NET LOSS PER SHARE                      $      0.0012       $       0.0002
================================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             4,500,000            4,500,000
================================================================================


  The accompanying notes are an integral part of these financial statements

                                   LMC CAPITAL CORP.
                             (A Development Stage Company)

                          STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM SEPTEMBER 2, 1999 (INCEPTION) TO DECEMBER 31, 2000

                                                                                              Deficit
                                                         Common Stock                       Accumulated    Stockholders'
                                                                           Additional          During           Equity
                                             Number                          Paid In         Development       (Capital
                                            of shares        Amount         Capital             Stage         Deficiency)
==============================================================================================================================
Common stock issued for cash
   September 2, 1999                          45,000        $         45   $       -        $       -       $         45

Net loss for the period September 2,
1999
   (inception) to December 31, 1999             -                   -              -                (825)           (825)
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    45,000                  45           -                (825)           (780)

Stock split on a 100 for 1 basis           4,455,000                -              -                -               -

Net loss for the year ended
   December 31, 2000                            -                   -              -              (5,246)           (5,246)
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 4,500,000        $         45   $       -        $     (6,071)   $       (6,026)
==============================================================================================================================

  The accompanying notes are an integral part of these financial statements

                                   LMC CAPITAL CORP.
                             (A Development Stage Company)

                              STATEMENTS OF CASH FLOWS

                                                                    September 2,            September 2,
                                              Year ended         1999 (inception)         1999 (inception)
                                              December 31,       to December 31,          to December 31,
                                                 2000                 1999                      2000
=============================================================================================================
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss for the period                   $      (5,246)      $         (825)         $      (6,071)
    Adjustments to reconcile net loss
      to net cash from operating activities:
      - accounts payable                                500                 -                       500
-------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING
  ACTIVITIES                                         (4,746)                (825)                (5,571)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds on sale of common stock                   -                      45                     45
    Advances from related parties                     6,036                1,108                  7,144
-------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM
  FINANCING ACTIVITIES                                6,036                1,153                  7,189
-------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                      1,290                  328                  1,618

CASH, BEGINNING OF PERIOD                               328                 -                      -
-------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                           $       1,618       $          328          $       1,618
=============================================================================================================


  The accompanying notes are an integral part of these financial statements

                                   LMC CAPITAL CORP.
                             (A Development Stage Company)

                            NOTES TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 AND 1999
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. The prior years Net Loss per Common Share calculation has been restated to reflect the Company's 100 for 1 stock split as described in Note 3.

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

Effective October 13, 2000 the stockholders of the Company approved a split of the outstanding no par value Common stock on a 100 for 1 basis resulting in 4,500,000 shares of common stock issued and outstanding. In addition, the authorized Common stock was increased to 100,000,000 shares and assigned a par value of $0.00001 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year certain directors paid expenses on behalf of the company of $330 (1999 - $770) and made net advances to the Company of $5,706 (1999 - 338). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.


EXHIBIT INDEX

Exhibit No.                  Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10QSB filed on November 9, 2000)

3.4 By-Laws (incorporate by reference to Exhibit 3.4 of the Form 10QSB filed on November 9, 2000)

27              Financial Data Schedule (see below).