Form 10QSB
period 2001-03-31
LMC CAPITAL CORP
filed 2001-05-10
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR
THE TRANSITION PERIOD FROM                     TO
                           -------------------    -------------------

                        COMMISSION FILE NUMBER: 000-31639

                                LMC CAPITAL CORP.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                88-0436364
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)

          2602-1111 Beach Avenue, Vancouver, British Columbia, V6E 1T9
                    (Address of principal executive offices)

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

As of March 31, 2001, the Registrant had 4,500,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS

PART I -     FINANCIAL INFORMATION                                          PAGE

ITEM 1.     FINANCIAL STATEMENTS

            BALANCE SHEET AS OF MARCH 31, 2001                                 3

            INTERIM STATEMENTS OF OPERATIONS FOR
            THE THREE MONTHS ENDED MARCH 31, 2001                              4

            INTERIM STATEMENT OF STOCKHOLDERS'
            EQUITY FOR THE PERIOD FROM SEPTEMBER 2, 1999
            (INCEPTION) TO MARCH 31, 2001                                      4

            STATEMENTS OF CASH FLOWS FOR THE THREE
            MONTHS ENDED MARCH 31, 2001                                        5

            NOTES TO FINANCIAL STATEMENTS                                      6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                  8

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                          8

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                    8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                            8

ITEM 5.     OTHER INFORMATION                                                  9

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                   9

SIGNATURE

PART I. -     FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                             INTERIM BALANCE SHEETS



                                            March 31, 2001         December 31,
                                                                       2000
================================================================================
                                             (Unaudited)

                             ASSETS

CURRENT ASSETS
   Cash                                       $     1,580           $     1,618
================================================================================


             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $     2,146           $       500
   Due to related parties (Note 4)                  7,144                 7,144
--------------------------------------------------------------------------------
                                                    9,290                 7,644
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
      Common stock, $0.00001 par value,
       100,000,000 shares
      Issued and outstanding
       4,500,000 (2000 - 4,500,000) shares
       of common stock                                 45                    45
   Additional paid-in capital                        -                     -
   Deficit accumulated during development
     stage                                         (7,755)               (6,071)
--------------------------------------------------------------------------------
                                                   (7,710)               (6,026)
--------------------------------------------------------------------------------

                                              $     1,580           $     1,618
================================================================================

      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                 Three Months    Three Months     September 2,
                                 Ended March     Ended March    1999 (inception)
                                   31, 2001        31, 2000       to March 31,
                                                                      2001
================================================================================


GENERAL AND ADMINISTRATIVE
EXPENSES

   Office and general            $        284     $         42     $      1,437
   Professional fees                    1,400               15            6,318
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD          $      1,684     $         57     $      7,755
================================================================================


BASIC NET LOSS PER SHARE         $    0.00037     $    0.00001     $    0.00172
================================================================================

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 4,500,000        4,500,000        4,500,000
================================================================================


      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM SEPTEMBER 2, 1999 (INCEPTION) TO MARCH 31, 2001

                                   (Unaudited)

                                                                                Deficit
                                   Common Stock                               Accumulated       Stockholders'
                                                            Additional          During             Equity
                                Number                        Paid In         Development         (Capital
                                of shares       Amount        Capital             Stage           Deficiency)
============================================================================================================
Common stock issued for cash
   September 2, 1999              45,000      $      45     $         -     $         -        $         45

Net loss for the period
 September 2, 1999
 (inception) to December
 31, 1999                           -              -                  -               (825)            (825)
------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999        45,000             45               -               (825)            (780)

Stock split on a 100 for
 1 basis                       4,455,000           -                  -               -                -

Net loss for the year ended
  December 31, 2000                 -              -                  -             (5,246)          (5,246)
------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000     4,500,000             45               -             (6,071)          (6,026)

Net loss for the three
 months ended March 31, 2001        -              -                  -             (1,684)          (1,684)
------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001        4,500,000      $      45     $         -     $       (7,755)    $     (7,710)
============================================================================================================

      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS



                                 Three Months    Three Months     September 2,
                                 Ended March     Ended March    1999 (inception)
                                   31, 2001        31, 2000       to March 31,
                                                                      2001
================================================================================

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss for the period       $     (1,684)    $        (57)    $     (7,755)
   Adjustments to reconcile
    net loss to net cash from
    operating activities:
   - accounts payable                   1,646             -               2,146
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING
   ACTIVITIES                             (38)             (57)          (5,609)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES
   Proceeds on sale of
    common stock                         -                -                  45
   Advances from related
    parties                              -                  15            7,144
--------------------------------------------------------------------------------
NET CASH FLOWS FROM
   FINANCING ACTIVITIES                  -                  15            7,189
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH               (38)             (42)           1,580

CASH, BEGINNING OF PERIOD               1,618              328             -
--------------------------------------------------------------------------------
CASH, END OF PERIOD              $      1,580     $        286     $      1,580
================================================================================

      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2001
================================================================================

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Previous Net Loss per Common Share calculations have been restated to reflect the Company's 100 for 1 stock split as described in Note 3.

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

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors have provided cash loans totalling $7,144 as at March 31, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.
----------------------

Since incorporation on September 2, 1999, in the state of Nevada, the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business entity

On September 28, 2000 the Company completed a Form 10SB registration with the United States Securities and Exchange Commission. As such the Company is subject to the regulations governing reporting issuers in the United States.

For the quarter ended March 31, 2001 the Company incurred general and administrative expenses of $1,684 of which $1,400 represented professional fees. For the comparative quarter ended March 31, 2000 the Company incurred general and administrative expenses of $57.

For the quarter ended March 31, 2001 the Company had a net loss of $1,684 or $0.00037 cents per share. For the quarter ended March 31, 2000 the Company had a net loss of $57 or $0.00001 cents per share.

Liquidity and Capital Resources.
--------------------------------

During the quarter ended March 31, 2001, the Company used $38 in cash from operating activities. As at March 31, 2001 the Company had $1,580 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flows. The Company is dependant on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs.

PART II. -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Prior to March 31, 2001, the shareholders of the Registrant approved a split of Common stock on a 100 for 1 basis resulting in 4,500,000 Common shares issued and outstanding. In addition, the authorized Common stock was increased to 100,000,000 Common shares and assigned a par value of $0.001 per Common share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended March 31, 2001.

(b)     Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LMC CAPITAL CORP.

Dated May 10, 2001                         By:  /s/ Philip Cassis
                                           Philip Cassis, President and Director




                                  EXHIBIT INDEX

Number               Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)