Form 10QSB
period 2001-06-30
LMC CAPITAL CORP
filed 2001-08-02
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

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

As of June 30, 2001, the Registrant had 4,500,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes []  No [x]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I -     FINANCIAL INFORMATION                                             3

ITEM 1.      FINANCIAL STATEMENTS                                              3

             BALANCE SHEET AS OF JUNE 30, 2001                                 3

             INTERIM STATEMENTS OF OPERATIONS FOR
             THE SIX MONTHS ENDED JUNE 30, 2001                                4

             INTERIM STATEMENT OF STOCKHOLDERS'
             EQUITY FOR THE PERIOD FROM SEPTEMBER 2, 1999
             (INCEPTION) TO JUNE 30, 2001                                      5

             STATEMENTS OF CASH FLOWS FOR THE SIX
             MONTHS ENDED JUNE 30, 2001                                        6

             NOTES TO FINANCIAL STATEMENTS                                     7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8

PART II -    OTHER INFORMATION                                                 9

ITEM 1.      LEGAL PROCEEDINGS                                                 9

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                         9

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                   9

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS                                                           9

ITEM 5.      OTHER INFORMATION                                                 9

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                  9

SIGNATURE

PART I. -    FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                 June 30, 2001     December 31,
                                                                       2000
================================================================================
                                                  (Unaudited)

                          ASSETS

CURRENT ASSETS
   Cash                                       $        2,308     $        1,618
================================================================================



             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $        1,100     $          500
   Due to related parties (Note 4)                    10,043              7,144
--------------------------------------------------------------------------------

                                                      11,143              7,644
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
    Authorized
     Common stock, $0.00001 par value,
       100,000,000 shares
    Issued and outstanding
     4,500,000 (2000 - 4,500,000)
       shares of common stock                             45                 45
   Deficit accumulated during development
     stage                                            (8,880)            (6,071)
--------------------------------------------------------------------------------

                                                      (8,835)            (6,026)
--------------------------------------------------------------------------------

                                              $        2,308     $        1,618
================================================================================



      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                         Three        Three             Six Months     Six Months      September 2,
                                         Months       Months            Ended June     Ended June          1999
                                      Ended June    Ended June           30, 2001      30, 2000         (inception)
                                       30, 2001      30, 2000                                        to June 30, 2001
========================================================================================================================
EXPENSES

   Office and general               $      186    $       41            $      470    $       83       $   1,623
   Professional fees                       939           195                 2,339           210           7,257

NET LOSS FOR THE PERIOD             $    1,125    $      236            $    2,809    $      293       $   8,880
========================================================================================================================


BASIC NET LOSS PER SHARE            $   0.0003    $   0.0001            $   0.0006    $   0.0001
================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING             4,500,000     4,500,000             4,500,000     4,500,000
================================================================================================

      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM SEPTEMBER 2, 1999 (INCEPTION) TO JUNE 30, 2001

                                   (Unaudited)

                                                                                         Deficit
                                                              Common Stock            Accumulated      Stockholder's
                                                                                         During            Equity
                                                      Number                          Development         (Capital
                                                    of Shares         Amount             Stage            Deficiency)
========================================================================================================================
Common stock issued for cash
   September 2, 1999                                45,000           $       45       $     -            $       45

Net loss for the period September 2, 1999
   (inception) to December 31, 1999                   -                    -                (825)              (825)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                          45,000                   45             (825)              (780)

Stock split on a 100 for 1 basis                 4,455,000                 -                -                  -

Net loss for the year ended December 31, 2000         -                    -              (5,246)            (5,246)
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                       4,500,000                   45           (6,071)            (6,026)

Net loss for the six months ended June 30, 2001       -                    -              (2,809)            (2,809)
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2001                           4,500,000           $       45       $   (8,880)        $   (8,835)
========================================================================================================================


      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                         Three        Three             Six Months     Six Months      September 2,
                                         Months       Months            Ended June     Ended June          1999
                                      Ended June    Ended June           30, 2001      30, 2000         (inception)
                                       30, 2001      30, 2000                                        to June 30, 2001
========================================================================================================================
CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net loss for the period             $   (1,125)   $     (236)           $   (2,809)   $     (293)      $  (8,880)
   Adjustments to reconcile net loss
     to net cash from operating
      activities:
      - accounts payable                   (1,046)          195                   600           195           1,100
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING
   ACTIVITIES                              (2,171)          (41)               (2,209)          (98)         (7,780)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
   Proceeds on sale of common stock          -             -                     -             -                 45
   Advances from related parties            2,899          -                    2,899            15          10,043
--------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM
   FINANCING ACTIVITIES                     2,899          -                    2,899            15          10,088

--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                   728           (41)                  690           (83)          2,308

CASH, BEGINNING OF PERIOD                   1,580           286                 1,618           328            -
--------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                     $   2,308    $      245            $    2,308    $      245       $   2,308
========================================================================================================================

      The accompanying notes are an integral part of these interim financial statements

                                LMC CAPITAL CORP.
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001
================================================================================

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

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors have provided cash loans totalling $10,043 as at June 30, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

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

For the six months ended June 30, 2001 the Company incurred expenses of $2,809 of which $2,339 represented professional fees. For the comparative six months ended June 30, 2000 the Company incurred expenses of $293.

For the six months ended June 30, 2001 the Company had a net loss of $2,809 or $0.0006 cents per share. For the six months ended June 30, 2000 the Company had a net loss of $293 or $0.0001 cents per share.

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2001, the Company used $2,209 in cash from operating activities. As at June 30, 2001 the Company had $2,308 cash in the bank.

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


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Prior to June 30, 2001, the shareholders of the Registrant approved a split of Common stock on a 100 for 1 basis resulting in 4,500,000 Common shares issued and outstanding. In addition, the authorized Common stock was increased to 100,000,000 Common shares and assigned a par value of $0.001 per Common share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended June 30, 2001.

(b)   Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LMC CAPITAL CORP.

Dated August 1, 2001                       By: /s/ Philip Cassis
                                           Philip Cassis, President and Director

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