Form 10QSB
period 2001-09-30
LMC CAPITAL CORP
filed 2001-10-19
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of September 30, 2001, the Registrant had 4,500,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [] No [x]

                                  TABLE OF CONTENTS
                                                                            PAGE

PART I -   FINANCIAL INFORMATION                                               3

ITEM 1.    FINANCIAL STATEMENTS                                                3

           BALANCE SHEET AS OF SEPTEMBER 30, 2001                              3

           INTERIM STATEMENTS OF OPERATIONS FOR
           THE NINE MONTHS ENDED SEPTEMBER 30, 2001                            4

           INTERIM STATEMENT OF STOCKHOLDERS'
           EQUITY FOR THE PERIOD FROM SEPTEMBER 2, 1999
           (INCEPTION) TO SEPTEMBER 30, 2001                                   5

           STATEMENTS OF CASH FLOWS FOR THE NINE
           MONTHS ENDED SEPTEMBER 30, 2001                                     6

           NOTES TO FINANCIAL STATEMENTS                                       7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9

PART II -  OTHER INFORMATION                                                   9

ITEM 1.    LEGAL PROCEEDINGS                                                   9

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                           9

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                             9

ITEM 5.    OTHER INFORMATION                                                   9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                    9

SIGNATURE                                                                     10

PART I. -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              LMC CAPITAL CORP.
                        (A Development Stage Company)

                              BALANCE SHEETS

                                                   September 30,    December 31,
                                                        2001            2000
================================================================================
                                                   (Unaudited)

                            ASSETS

CURRENT ASSETS
   Cash                                             $      1,956   $      1,618
================================================================================


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $      1,400   $        500
   Due to related parties (Note 4)                        10,043          7,144
--------------------------------------------------------------------------------

                                                          11,443          7,644
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 3)
     Authorized
      Common stock, $0.00001 par value,
       100,000,000 shares
     Issued and outstanding
      4,500,000 (2000 - 4,500,000) shares
       of common stock                                        45             45
     Deficit accumulated during development stage         (9,532)        (6,071)
--------------------------------------------------------------------------------

                                                          (9,487)        (6,026)
--------------------------------------------------------------------------------

                                                    $      1,956   $      1,618
================================================================================


   The accompanying notes are an integral part of these interim financial statements

                              LMC CAPITAL CORP.
                        (A Development Stage Company)

                     INTERIM STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                     Three         Three          Nine          Nine     September 2,
                                     Months        Months        Months        Months       1999
                                     Ended         Ended         Ended         Ended    (inception) to
                                   September     September     September     September    September
                                   30, 2001      30, 2000      30, 2001      30, 2000     30, 2001
==========================================================================================================
EXPENSES

   Office and general           $       352   $       109   $       822   $       192   $    1,975
   Professional fees                    300         2,450         2,639         2,660        7,557
----------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD         $       652   $     2,559   $     3,461   $     2,852   $    9,532
====================================================================================================

BASIC NET LOSS PER SHARE        $    0.0002   $    0.0006   $    0.0007   $    0.0006
=====================================================================================
WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING          4,500,000     4,500,000     4,500,000     4,500,000
=====================================================================================



    The accompanying notes are an integral part of these interim financial statements

                              LMC CAPITAL CORP.
                        (A Development Stage Company)

                 INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM SEPTEMBER 2, 1999 (INCEPTION) TO SEPTEMBER 30, 2001

                                 (Unaudited)

                                                                                  Deficit
                                                         Common Stock           Accumulated      Stockholders'
                                                                                   During           Equity
                                                    Number                      Development        (Capital
                                                    Of Shares       Amount         Stage           Deficiency)
==================================================================================================================
Common stock issued for cash
   September 2, 1999                                   45,000      $       45    $     -         $      45

Net loss for the period September 2, 1999
   (inception) to December 31, 1999                      -               -             (825)          (825)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                             45,000              45          (825)          (780)

Stock split on a 100 for 1 basis                    4,455,000            -             -              -

Net loss for the year ended December 31, 2000            -               -           (5,246)        (5,246)
-------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          4,500,000              45        (6,071)        (6,026)

Net loss for the nine months ended September
   30, 2001                                              -               -           (3,461)        (3,461)
-------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001                         4,500,000      $       45    $   (9,532)     $  (9,487)
=============================================================================================================


     The accompanying notes are an integral part of these interim financial statements

                              LMC CAPITAL CORP.
                        (A Development Stage Company)

                       INTERIM STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                     Three         Three          Nine          Nine     September 2,
                                     Months        Months        Months        Months       1999
                                     Ended         Ended         Ended         Ended    (inception) to
                                   September     September     September     September    September
                                   30, 2001      30, 2000      30, 2001      30, 2000     30, 2001
==========================================================================================================
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss for the period      $      (652)  $    (2,559)  $    (3,461)  $    (2,852)  $   (9,532)
   Adjustments to reconcile
     net loss to net cash
     from operating activities:
      - accounts payable                300         2,255           900         2,450        1,400
----------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING
   ACTIVITIES                          (352)         (304)       (2,561)         (402)      (8,132)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
   Proceeds on sale of
    common stock                       -             -             -             -              45
   Advances from related parties       -              195         2,899           210       10,043
----------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM
   FINANCING ACTIVITIES                -              195         2,899           210       10,088
----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH            (352)         (109)          338          (192)       1,956

CASH, BEGINNING OF PERIOD             2,308           245         1,618           328         -
----------------------------------------------------------------------------------------------------

CASH, END OF PERIOD             $     1,956   $       136   $     1,956   $       136   $    1,956
====================================================================================================

     The accompanying notes are an integral part of these interim financial statements

                              LMC CAPITAL CORP.
                        (A Development Stage Company)

                    NOTES TO INTERIM FINANCIAL STATEMENTS
                                 (Unaudited)
                              September 30, 2001
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated on September 2, 1999 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001 the Company has a working capital deficiency of $9,487 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital for working capital and to acquire a business venture.

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

The comparative net loss per share figures have been restated to reflect the stock split.


NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Certain directors have provided cash loans totalling $10,043 as at September 30, 2001. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

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

For the nine months ended September 30, 2001 the Company incurred expenses of $3,461 of which $2,639 represented professional fees. For the comparative nine months ended September 30, 2000 the Company incurred expenses of $2,852.

For the nine months ended September 30, 2001 the Company had a net loss of $3,461 or $0.0007 cents per share. For the nine months ended September 30, 2000 the Company had a net loss of $2,852 or $0.0006 cents per share.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2001, the Company used $2,561 of cash in operating activities. As at September 30, 2001 the Company had $1,956 cash in the bank.

The Company does not currently engage in any business activities that provide any cash flows. The Company is dependant on raising capital or receiving advances from related parties in order to meet the costs of identifying, investigating and analyzing business opportunities and for general corporate needs. The Company has a working capital deficiency of $9,487 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital for working capital and to acquire a business venture.

PART II. -  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Prior to September 30, 2001, the shareholders of the Registrant approved a split of Common Shares on a 100 for 1 basis resulting in 4,500,000 Common Shares issued and outstanding. In addition, the authorized Common Shares was increased to 100,000,000 Common Shares and assigned a par value of $0.00001 per Common Share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarterly period ended September 30, 2001.

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
Exhibit Index.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LMC CAPITAL CORP.

Dated October 15, 2001                    By: /s/ Philip Cassis
                                          Philip Cassis, President and Director


                             EXHIBIT INDEX

Number           Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4 ByLaws (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on November 7, 2001)