Form 10QSB
period 2001-12-31
K TRONIK INTERNATIONAL CORP
filed 2002-03-11
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                       COMMISSION FILE NUMBER: 000-31639

                          K-TRONIIK INTERNATIONAL CORP.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                          88-0436364
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

            290 Vincent Avenue, 4th Floor Hackensack, New Jersey 07601
                       (Address of principal executive offices)

                                 (201) 488-4600
                       (Registrant's telephone number)

                                 LMC Capital Corp.
           Suite 2602 - 1111 Beach Ave Vancouver, BC Canada V6E 1T9
                       Former Fiscal Year ending December 31
  (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of December 31, 2001, the Registrant had 22,573,886 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [] No [x]

                              TABLE OF CONTENTS
                                                                            PAGE

PART I -   FINANCIAL INFORMATION                                               3

ITEM 1.    FINANCIAL STATEMENTS                                                3

           BALANCE SHEET AS OF DECEMBER 31, 2001                               3

           INTERIM STATEMENTS OF OPERATIONS FOR
           THE THREE MONTHS ENDED DECEMBER 31, 2001                            4

           INTERIM STATEMENT OF STOCKHOLDERS'
           EQUITY FOR THE PERIOD FROM SEPTEMBER 30, 2001
           (INCEPTION) TO DECEMBER, 2001                                       5

           STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS ENDED DECEMBER 31, 2001                                      6

           NOTES TO FINANCIAL STATEMENTS                                       7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8

PART II -  OTHER INFORMATION                                                   9

ITEM 1.    LEGAL PROCEEDINGS                                                   9

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                           9

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                             9

ITEM 5.    OTHER INFORMATION                                                   9

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                    9

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS




                           K-TRONIK INT'L CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For 3 months ended December 31, 2001

                           K-TRONIK INT'L CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For 3 months ended December 31, 2001

                                    Contents




Consolidated Financial Statements:                                          Page
                                                                            ----

Balance Sheet                                                                1-2

Statement of Operation and Comprehensive Loss                                  3

Statement of Cash Flows                                                        4

Notes to Consolidated Financial Statements                                  5-10

                             K- TRONIK INT'L CORP.
                           Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

                                                         2001          2001
                                   ASSETS               Dec. 31       Sept. 30
                                                      -----------    ----------

CURRENT ASSETS:
Cash and cash equivalents                                  91,808        95,600
Accounts receivables, less allowance for
doubtful accounts of $18,589 and $19,000
as of Dec. 31, 2001 and Sept. 30, 2001                  1,145,294     1,363,613
Inventories                                             2,384,403     2,395,261
Prepaid Expenses                                          129,868       151,429
                                                      -----------    ----------
Total current assets                                    3,751,373     4,005,903
                                                      -----------    ----------

PROPERTY AND EQUIPMENT - Net                              381,328       405,289
                                                      -----------    ----------

OTHER ASSETS:
Security Deposits                                          49,129        44,058
Regulatory Approval - Net of Accumulated
Amortization of $36,776 and $33,035 as
of Dec. 31, 2001 and Sept. 30, 2001                       113,130       116,072
Loans and Advances                                         20,560         9,983
                                                      -----------    ----------
Total other assets                                        182,819       170,113
                                                      -----------    ----------

TOTAL ASSETS                                            4,315,520     4,581,305
                                                      ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Notes Payable                                           1,526,777     1,426,611
Accounts Payable and Accrued Expenses                   1,126,578     1,353,710
                                                      -----------    ----------
Total Current Liabilities                               2,653,355     2,780,321
                                                      -----------    ----------

Loan Payable - Parent Company                           3,788,180     3,709,180
                                                      -----------    ----------

TOTAL LIABILITIES                                       6,441,535     6,489,501
                                                      ===========    ==========


COMMITMENTS

STOCKHOLDER'S DEFICIENCY:

Common Stock - No Par Value; 25,000 Shares
Authorized, Issue and Outstanding                         100,000       100,000
Additional Paid - In Capital                            1,053,162     1,053,162
Accumulated Deficit:
Beginning Accumulated Deficit - Oct. 1, 2001
and Oct. 1, 2000                                       (2,222,397)   (1,655,022)
Acquisition of Minority Interest                         (698,199)         -

<PAGE


Inter-Company Profit elimination                          (83,332)         -
Net Loss for the first quarter and for the year          (117,159)     (567,375)
Ending Accumulated Deficit - Dec. 31, 2001 and
Sept. 30, 2001                                         (3,121,087)   (2,222,397)
Accumulated Other Comprehensive Loss - Foreign
Beginning Currency Translation - Oct. 1, 2001 and
Oct. 1, 2000                                             (120,372)      (41,322)
Acquisition of Minority Interest                          (20,390)         -
Currency transaction Adjustment for the first
quarter and the year                                      (17,328)      (79,050)
Ending Accumulated Currency Translation Adjustment       (158,090)     (120,372)
                                                      -----------    ----------
Total                                                  (2,126,015)   (1,189,607)
Less: Minority Interest                                      -          718,589
                                                      -----------    ----------
TOTAL STOCKHOLDER'S DEFICIENCY                         (2,126,015)   (1,908,196)
                                                      -----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          4,315,520     4,581,305
                                                      ===========    ==========

               See the accompanying notes to financial statements.

                             K- TRONIK INT'L CORP.
                          Consolidated Income statement
                 For the 3-month period ended December 31, 2001
                                   (Unaudited)


                                                          2001          2000
                                                      Oct. - Dec.   Oct. - Dec.
                                                      =========================

REVENUE                                                 1,444,723     1,489,195

Cost of sales                                           1,074,341     1,193,196
                                                      -------------------------

Gross profit                                              370,382       295,999

Operating expenses                                        432,504       439,171
                                                      -------------------------

Operating loss                                            (62,122)     (143,172)
                                                      -------------------------

Other income and (deduction)
   Interest income                                           -             -
   Interest expenses                                      (54,994)      (50,121)
   Research & Development                                    -             (844)
                                                      -------------------------
   Total Other Income and ( Deductions)                   (54,994)      (50,965)
                                                      -------------------------

Loss before Non Controlling Interest and Income Taxes    (117,116)     (194,137)

Non Controlling Interest                                     -           48,761

Loss before Income Taxes                                 (117,116)     (145,376)
                                                      -------------------------

Income taxes                                                  (43)         -
                                                      -------------------------

Net loss                                                 (117,159)     (145,376)
                                                      =========================

Earnings per share                                           0.00          0.00
                                                      =========================


               See the accompanying notes to financial statements.

                             K- TRONIK INT'L CORP.
                      Consolidated Statement of Cash Flows
                 For the 3-month period ended December 31, 2001
                                   (Unaudited)


                                                          2001          2000
                                                      Oct. - Dec.   Oct. - Dec.
                                                      =========================
Cash flow from operating activities:
Net loss                                                 (117,159)     (145,376)

   Amortization and Depreciation                            9,513         9,012
   Minority Interest Loss in Loss of Consolidated Company    -          (48,761)
   Net Change In Operating Assets and Liabilities
   Accounts Receivable                                    218,319      (122,362)
   Inventory                                               10,858      (281,694)
   Prepaid Expenses                                        21,561       (25,535)
   Security Deposits                                       (5,071)        3,473
   Loan and Advances                                      (10,577)       (2,603)
   Loan Payable - Employee                                   -          (55,747)
   Accounts Payable and Accrued Expenses                 (227,132)      284,862
                                                      -------------------------

Net cash used in operating activities                     (99,688)     (384,731)
                                                      -------------------------

Cash flows from investing activities:
   Purchase of Equipment                                   (2,316)         -
   Purchase of Regulatory Approval                           (800)       (2,557)
                                                      -------------------------

Net cash used in investing activities                      (3,116)       (2,557)

Cash flows from financing activities:
   Proceed from Notes Payable - Net                        20,012       (10,859)
   Proceed from Loan Payable - Parent Company              79,000       130,000
                                                      -------------------------

Net cash provided by financing activities                  99,012       119,141
                                                      -------------------------

Net decrease in cash and cash equivalents                  (3,792)     (268,147)

Cash and cash equivalents at beginning of period           95,600       297,585
                                                      -------------------------

Cash and cash equivalents at end of period                 91,808        29,438
                                                      =========================

               See the accompanying notes to financial statements.

                             K- TRONIK INT'L CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the 3 months ended December 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business:

K-Tronik Int'l Corporation ("The Company") is engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. The Company grants credit, on an unsecured basis, to distributors and installers located throughout the United States.

The Company is 53% owned by Eiger Technology, Inc. ("Eiger"), a publicly traded Canadian corporation, and 47% by one other stockholder.

Method of Accounting:

These Financial Statements have been prepared on the basis of accounting generally accepted in the United States of America

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its 100% owned interest in K-Tronik Asia Corporation. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Inventories:

Inventories are stated at the lower of cost or market. Cost is determined by the moving weighted average method.

Property and Equipment:

Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods over the estimated useful lives of five years.

Advertising Costs:

Advertising costs are charged to operation when incurred. Advertising expense was $7,679 and $111,129 for the three months ended December 31, 2001 and for the year ended September 30, 2001 respectively.

                             K- TRONIK INT'L CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the 3 months ended December 31, 2001


Note 1 - Summary of Significant Accounting Policies:

Research and Development Costs:

Research and development costs are charged to operations when incurred.

Profitability and Liquidity:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The company has sustained substantial operating loss and has used significant amounts of working capital in recent years.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the success of its future operations, which in turn is dependent upon, the continued support of Eiger, the parent company. Eiger's management has represented that Eiger will continue to support the Company and intends to convert to equity the loan payable from the Company to Eiger pursuant to a successful public offering of the Company's common stock. Management believes that actions presently being taken to revise the Company's operating and financial position provide the opportunity for the Company to continue as a going concern.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Note 2 - Inventory:

Inventory consists of the following:

                          Oct. - Dec. 31,2001   The year ended September 30,2001
                          -------------------   --------------------------------

Raw Materials                    380,822                   323,522
Work-In-Process                   93,768                   119,488
Finished Goods                 1,909,813                 1,952,251
                               ---------                 ---------
                               2,384,403                 2,395,261
                               =========                 =========

                             K- TRONIK INT'L CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the 3 months ended December 31, 2001


Note 3 - Property and Equipment:

Property and equipment are as follows:

                                    Oct. - Dec. 31, 2001           2001
                                    --------------------           ----
Transportation Equipment                    32,551                 32,989
Computer Equipment                          46,670                 45,082
Tools                                      153,838                155,907
Furniture and Fixtures                      54,087                 54,815
Machinery and Equipment                    315,272                318,826
                                          --------               --------
   Total                                   602,418                607,619
   Less:  Accumulated Depreciation         221,091                202,330
                                          --------               --------
                                           381,328                405,289
                                          --------               --------

Note 4 - Notes Payable:

The Company has drawn $1,046,753 and $1,205,351 at December 31, 2001 and September 30, 2001 respectively, under a $1,500,000 revolving credit line with Business Alliance Capital Corporation ("Alliance"), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, the minority stockholder's guarantee and the majority stockholder's guarantee of $250,000. The line expires June 30, 2002. The availability of funds is limited to percentage of eligible accounts receivable and inventory. Interest, which is payable monthly, is computed at 1.5 percent above Alliance's prime rate.
Finance fees, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum outstanding balance of $200,000. The loan agreement contains covenants that the Company was in violation of at September 30, 2001 and 2000. The Company obtained a waiver from Alliance on December 3, 2001 for the violation at September 30, 2001. The Company also obtained a waiver on March 7, 2001 for the violation at September 30, 2000.

K-Tronik Asia has drawn approximately $221,260 under a revolving line of credit of approximately $300,000 at September 30, 2001. The line expires May 29, 2002. Interest which is payable upon borrowing, is charged at an adjustable rate, currently 5% per annum.

                             K- TRONIK INT'L CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the 3 months ended December 31, 2001


Note 5- Investment in Foreign Joint Venture:

The Company had an 86.66% ownership interest in K-Tronik Asia Corp. (" Asia"). Asia is a Korean factory, which currently manufactures products for the Company.

On December 4, 2001, Eiger acquired 17,199 shares (13.34%) of K-Tronik Asia Corporation for $79,000, Eiger then transferred the 17,199 shares to K-Tronik Int'l Corporation for $79,000. After this transaction, K-Tronik Int'l Corporation owns 100% of K-Tronik Asia Corporation.

The functional currency of Asia is the Korean Won. The assets and liabilities of the foreign entity has been translated at the exchange rates as of December 31, 2001. Income and expense accounts were translated at the average rates in effect during the reporting period. Translation adjustments are included as a component of stockholders equity.

Note 6 - Related Party Transactions and Concentrations:

As of December 31, 2001, the Company had been advanced a non-interest bearing loan from Eiger, the parent company, which is not expected to be repaid within the current year. Transactions between the Company and companies under control of the stockholder are not necessarily the same as would occur between related parties.

At September 30, 2001, the Company had been advanced $250,000 with interest payable monthly at 7% per annum, from Eiger, the parent company, which is not expected to be repaid within the current period.

On December 4, 2001, Eiger acquired 17,199 shares (13.34%) of K-Tronik Asia Corporation for $79,000, Eiger then transferred the 17,199 shares to K-Tronik Int'l Corporation for $79,000 against the loan payable to parent company, Eiger. The loan payable to parent company had been increased by $79,000.

Asia is the major supplier of the Company's inventory. All of the purchases are from Asia. If this investment were to terminate, there is a reasonable possibility that a reduction to the company's gross profit would result.

Note 7 - Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2002. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. Asia occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $16,116 and $105,500 for the three months ended December 31, 2001 and for the year ended September 30, 2001.

                             K- TRONIK INT'L CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the 3 months ended December 31, 2001


Note 7 - Commitments and Contingency: (Continued)

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:


         Year Ending
        September 30,
      -----------------
             2002                                  97,000
             2003                                  61,000
             2004                                  27,000
                                                -----------
                                                  185,000
                                                -----------

The Company is involved in a bankruptcy claim filed against one of its customers. The suit calls for $142,806 in a trade accounts receivable claims. The Company believes it will receive $119,346 within this fiscal year, the amount included in accounts receivable based on the prior fiscal year knowledge is $ 53,306.

Note 8 - Major Customer:

One customer accounted for approximately 12% of sales for the three months ended December 31, 2001, which accounted for $177,642 of accounts receivable.

Note 9 - Income Taxes:

Income taxes for the three months ended December 31, 2001 were nil as there was no taxable income for quarter.


Note 10 - Retirement and Severance Benefits:

Employee who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave K-Tronik Asia Corporation. It is not the policy of K-Tronik Asia Corporation to fund retirement and severance benefits accrued. However, provision has been made in the accompanying financial statements for the estimated accrued liability (approximately $46,871 and $44,000 at December 31, 2001 and at September 30, 2001, respectively) under the plan, which would be payable if all employees left on the balance sheet date.

The Company did not adopt Statement of Financial Accounting Standards (SFAS) No. 87, "Employer' Accounting Pensions". However, management believes that the adoption of SFAS No. 87 would not have a material effect on the Company's result of operation or financial position.

                             K- TRONIK INT'L CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the 3 months ended December 31, 2001


Note 11 - Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the three months ended December 31, 2001 and for the year ended September 30, 2001 was $54, 994 and $203,033 respectively.


Note 12 - Subsequent Event:

On December 6, 2001, Eiger announced the signing of an agreement to take the Company public, in the first quarter of 2002 by way of a reverse acquisition with LMC Capital Corp. ("LMC"), an U.S. reporting issuer. Eiger is to receive 7,571,428 shares of LMC for its 53% ownership of the Company. In addition, Eiger will receive an additional 7,071,000 shares of LMC in part because of its agreement to convert debt owned to it by the Company. The total consideration of 14,642,428 shares will represent 64% of the shares of LMC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS



           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operation:

Three Months ended December 31, 2001 vs. 2000


Net Sales and Gross Profit

     K-Tronik's net sales for the 1st quarter of Fiscal 2002 were $1.4 Million, a 2.99% decrease from the 1st quarter of Fiscal 2001 $1.49 Million. Revenues in the 1st quarter of 2002, include slight decreases in sales, due to the impact of the 9/11 World Trade Center event. Positively, revenues began to rebound starting January 2002, and continue to show positive increases, from February 2002 forward.

     The Company's gross profit increased to $ 370,382 ( 25.64 % of net sales) in the 1st quarter of fiscal 2002 compared to $ 295,999 ( 19.88% of net sales) in the 1st quarter of fiscal 2001. While the overall gross profit increased, sales price pressures were encountered following the events of 9/11 World Trade Center; to continue to maintain monthly sales volumes significant sales price decreases had to be met to follow changes in the market. All manufacturers reduced price levels in the last 3 months of 2001.


Selling, General and Administrative

     Selling, general and administrative (SG&A) expense was $432,504 ( 29.94 % of net sales) in the first quarter of 2002 compared to $ 439,171 (29.49% of net sales) for the first quarter of 2001. The slight decrease in the SG&A was due to strict cost controls during the difficult post 9/11 quarter.

Interest and Other Expenses

     Interest expense was $ 54,994 for the 1st quarter of 2002, vs. $ 50,121 for the 1st quarter of 2001. Increased interest expense reflects higher borrowing levels associated with the additional funds required for increased production, advertising, and payroll expenses to support the continuing growth of the company's sales and market share.


Net Income

     The Company recorded an after-tax loss from continuing operations of $ 117,159 in the 1st quarter of fiscal 2002 compared to an after-tax profit of
$145,376 in the 1st quarter of fiscal  2001.   The decrease is the direct
results of the 9/11 WTC event that reduced sales and gross profit during this period.

Results of Operations:

Twelve Months ended September 30, 2001 vs. 2000

Net Sales and Gross Profit

     Net sales for K-Tronik for fiscal 2001 was $6,680,622 , a 47% increase from the $ 4,494,699 for fiscal 2000. The increase in revenue was the result additional, new, products added to the existing line of products available for sale, along with a concentration of sales in the Northeast region to new OEM (Original Equipment Manufacturers) customers, and an increase in overall sales to existing customers with the New, products introduced in fiscal 2001.

     Gross profit increased to $1,587,216 (23.76 % of net sales) for fiscal 2001 vs. $1,407,983 (31.33% of net sales) for fiscal 2000. The increase in gross profit was the result of the increase in sales (47%), however, price pressures existing in the market, based on the economic conditions in fiscal 2001, could not yield a higher % against net sales. Prices have stabilized recently in the industry.


Selling, General and Administration

     Selling, general and administrative (SG&A) expense was $ 2,011,218 (30.11% of net sales) for the fiscal 2001 vs. $ 1,646,893 (36.64% of net sales) for fiscal 2000. The increase was the result of additional payroll expenses, advertising expenses, and general expenses to increase Sales by 47%.

Interest and Other Expense

     Interest expense was $240,051 for fiscal 2001 vs. $168,221 for fiscal 2000. The increase was the result of greater borrowing of funds required to increase overall production to manufacture products required to increase net sales by 47%.


Net Income

     The Company recorded an after-tax-loss from continuing operations of $567,375 for fiscal 2001 vs. $1,039,611 for fiscal 2000. The increase in after-tax-profits was a result of increased Sales, and cost-savings program that started June 2001. Charges for bad debt exposure, for fiscal 2001, totaled
$ 54,494 (0.82% of net sales) vs. $5,000 (0.11% of net sales). The increase was the result of the economic recession that occurred in fiscal 2001, with some customers not continuing operations in 2001. Some of the bad debt loss items were carried over from the previous fiscal period, but only written of in the most current fiscal period.

Liquidity and Capital Resources

     At December 31, 2001, K-Tronik continues its agreement with B.A.C.C., its
primary Finance (lender) company, for asset-based financing.    Renewal of this
agreement takes place June 2002. At this time, K-Tronik foresees extending that agreement through June 2003.


Qualitative and Quantitative Disclosure About Market Risk

    The Company is exposed to market risks in the areas of commodity prices, interest rates, and economic changes. To mitigate the effects of such risks, the Company selectively utilizes specific financial and insurance instruments, including, but not limited to, Accounts Receivable Credit Insurance (C.N.A.) to insure some, specific, customer A/R balances, in the event that the customer cannot make payments against such balances (bankruptcy, cease operations, etc.). K-Tronik can recoup a large or fair amount of the open balance, from C.N.A. (insurance company) depending upon the terms of the policy and the customer account.

PART II. -   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K. The Registrant filed one report on Form 8-K during the quarterly period ended December 31, 2001 dated December 12, 2001.

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
      Exhibit Index.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 K-TRONIK INTERNATIONAL CORP.

Dated: March 7, 2002             By: /s/ Robert Kim
                                 Robert Kim, President and Director


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