Form 10QSB/A
period 2001-12-31
K TRONIK INTERNATIONAL CORP
filed 2002-05-15
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER: 000-31639

                            K-TRONIK INTERNATIONAL CORP.
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $0.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of December 31, 2001, the Registrant had 22,573,886 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                            TABLE OF CONTENTS
                                                                           PAGE

PART I -   FINANCIAL INFORMATION                                              2

ITEM 1.    FINANCIAL STATEMENTS                                               2

           CONSOLIDATED BALANCE SHEET
           AS OF DECEMBER 31, 2001                                            3

           INTERIM CONSOLIDATED STATEMENTS OF
           OPERATIONS FOR THE THREE MONTHS ENDED
           DECEMBER 31, 2001 AND 2000                                         4


           INTERIM CONSOLIDATED STATEMENTS OF
           CASH FLOWS FOR THE THREE MONTHS ENDED
           DECEMBER 31, 2001 AND 2000                                         5

           NOTES TO FINANCIAL STATEMENTS                              6 THRU 12

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13

PART II -  OTHER INFORMATION                                                 15

ITEM 1.    LEGAL PROCEEDINGS                                                 15

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         15

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                                           15

ITEM 5.    OTHER INFORMATION                                                 15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURE

PART I. -   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS






                          K-TRONIK INTERNATIONAL CORP.
                          (formerly LMC CAPITAL CORP.)

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2001

                                 (Unaudited)









CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          K-TRONIK INTERNATIONAL CORP.
                          (formerly LMC CAPITAL CORP.)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                      December
                                                                      31, 2001
===============================================================================

                                    ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $    91,846
   Accounts receivable, net of allowance for
     doubtful accounts of $18,589                                     1,145,294
   Inventories (Note 4)                                               2,384,403
   Prepaid expenses                                                     129,868
-------------------------------------------------------------------------------
                                                                      3,751,411
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net of depreciation (Note 5)                    381,328
-------------------------------------------------------------------------------

OTHER ASSETS
   Security deposits                                                     49,129
   Regulatory approval, net of amortization of $36,776                  113,130
   Loans and advances                                                    20,560
-------------------------------------------------------------------------------
                                                                        182,819
-------------------------------------------------------------------------------

                                                                    $ 4,315,558
===============================================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued charges                             $ 1,141,126
   Notes payable (Note 6)                                             1,526,777
-------------------------------------------------------------------------------
                                                                      2,667,903
-------------------------------------------------------------------------------

DUE TO EIGER TECHNOLOGIES, INC. (Notes 2 and 7)                            -
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 8)
    Common stock                                                            226
    Additional paid-in capital                                        4,928,106
   Accumulated Deficit                                               (3,122,587)
   Accumulated other comprehensive loss                                (158,090)
-------------------------------------------------------------------------------
                                                                      1,647,655

Less: Non-controlling interest (Note 3)                                    -
-------------------------------------------------------------------------------
                                                                      1,647,655
-------------------------------------------------------------------------------
                                                                    $ 4,315,558
===============================================================================

    The accompanying notes are an integral part of these interim consolidated financial statements

                          K-TRONIK INTERNATIONAL CORP.
                          (formerly LMC CAPITAL CORP.)
                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       2001             2000
================================================================================
                                                                      (Note 1)

SALES                                                 $ 1,444,723   $ 1,489,195

COST OF SALES                                           1,074,341     1,193,196
-------------------------------------------------------------------------------

GROSS PROFIT                                              370,382       295,999
OPERATING EXPENSES                                        434,047       440,015
-------------------------------------------------------------------------------
OPERATING LOSS                                            (63,665)     (144,016)
OTHER EXPENSES
   Interest expense                                       (54,994)      (50,121)
-------------------------------------------------------------------------------

LOSS BEFORE NON-CONTROLLING INTEREST                     (118,659)     (194,137)
NON-CONTROLLING INTEREST                                     -           48,761
-------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                               $  (118,659)  $  (145,376)
===============================================================================

BASIC NET LOSS PER SHARE                              $     (0.01)  $     (0.01)
===============================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
   COMMON SHARES OUTSTANDING (Note 8)                  16,087,491    14,285,714
===============================================================================


    The accompanying notes are an integral part of these interim consolidated financial statements

                          K-TRONIK INTERNATIONAL CORP.
                          (formerly LMC CAPITAL CORP.)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       2001             2000
================================================================================
                                                                      (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                            $  (118,659)  $  (145,376)

   Adjustments to reconcile net loss to net cash
     from operating activities:
     - amortization and depreciation                        9,513         9,012
     - non-controlling interest in loss of KTA               -          (48,761)
     - accounts receivable                                218,319      (122,362)
     - inventory                                           10,858      (281,694)
     - prepaid expenses                                    21,561       (25,535)
     - security deposits                                   (5,071)        3,473
     - loan and advances                                  (10,577)       (2,603)
     - loan payable - employee                               -          (55,747)
     - accounts payable and accrued charges              (225,632)      284,862
-------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (99,688)     (384,731)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                   (2,316)         -
   Payments for regulatory approval                          (800)       (2,557)
   Cash acquired on reverse acquisition of KTI                 38          -
-------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                      (3,078)       (2,557)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, net                        20,012       (10,859)
   Proceeds from loan payable to parent company            79,000       130,000
-------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  99,012       119,141
-------------------------------------------------------------------------------

DECREASE IN CASH                                           (3,754)     (268,147)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             95,600       297,585
-------------------------------------------------------------------------------

      CASH AND CASH EQUIVALENTS, END OF PERIOD        $    91,846    $   29,438
================================================================================


Supplemental cash flow information: Refer to Notes 2 and 13.



    The accompanying notes are an integral part of these interim consolidated financial statements

                          K-TRONIK INTERNATIONAL CORP.
                          (formerly LMC CAPITAL CORP.)
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (Unaudited)
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 12, 2001 the Company changed its name to K-Tronik International Corp. ("KTI" or the "Company"). On September 28, 2000, KTI completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int'l Corporation, a Nevada corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int'l Corporation which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation ("KTA"), a Korean corporation. In connection with this transaction, K-Tronik Int'l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. ("KTNA").

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of the KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of KTNA for all periods shown and those of the KTI since the date of the reverse acquisition. The comparative results of operations and changes in financial position for the three month period ended December 31, 2000 are those of KTNA. Effective February 19, 2002 the Company changed its year end to September 30. Refer to Note 2.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and in conjunction with the Company's filings on Forms 8-K and 8-K/A dated December 4, 2001 and January 11, February 7 and March 7, 2002. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

Nature of Business
KTNA is engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. KTNA grants credit, on an unsecured basis, to distributors and installers located throughout the United States. KTA is a Korean factory, which currently manufactures products for KTNA.

Method of Accounting
These Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation
The consolidated financial statements include the accounts of the KTI, KTNA and KTA as described above and in note 2. All material inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the moving weighted average method.

Property and Equipment
Property and equipment are stated at cost. The Company provides for depreciation using straight-line and accelerated methods over the estimated useful lives of the assets which range in life from three to five years.

Profitability and Liquidity
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained substantial operating losses and has used significant amounts of working capital in recent years.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon the success of the Company's future operations, which in turn is dependent upon the ability of the Company to raise sufficient funding as required. Management believes that actions presently being taken to revise the Company's operating and financial position provide the opportunity for the Company to continue as a going concern.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic net loss per share as the potentially dilutive factors are anti-dilutive to basic net loss per share. The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be the number of shares issued to effect the reverse acquisition, accordingly, the comparative basic net loss per share amount has been restated to reflect the reverse acquisition.

NOTE 2 - ACQUISITION
-------------------------------------------------------------------------------

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI acquired 100 % of the issued and outstanding shares of KTNA, which included KTNA's wholly-owned subsidiary KTA, in exchange for 14,285,714 shares of restricted common stock of KTI. As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. ("ETIFF") in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. ("Eiger"), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted an option, which has been exercised, to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI. As a result of these transactions, the former shareholders of KTNA own 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with KTNA being treated as the accounting parent (acquirer) and KTI being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated KTI on acquisition of KTNA is equal to the book value of the capital stock of KTNA plus the book value of the net assets of KTI as at the date of the acquisition.

-------------------------------------------------------------------------------

The carrying value of KTI's capital stock as at December 31, 2001, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:


    KTNA capital stock                                               $  100,000
    KTNA additional paid in capital                                   1,053,162
    KTI net assets (liabilities)                                        (13,002)
    Settlement of amounts due to ETIFF                                3,788,172
                                                                     ----------
    KTI capital stock, December 12, 2001 and December 31, 2001       $4,928,332
                                                                     ==========

    The components of KTI capital stock are made up as follows:

    Capital stock (22,573,886 common shares issued and outstanding)  $      226
    Additional paid-in capital                                        4,928,106
                                                                     ----------
                                                                     $4,928,332
                                                                     ==========

NOTE 3 - INVESTMENT IN K-TRONIK ASIA CORPORATION
-------------------------------------------------------------------------------

As at September 30, 2001, KTNA had an 86.66% ownership interest in KTA. On December 4, 2001, Eiger acquired the additional 17,199 shares (13.34%) of KTA for $79,000. Eiger then transferred the 17,199 shares to KTNA in exchange for $79,000 which was assigned to ETIFF by Eiger and settled in connection with the amounts due to ETIFF as described in Notes 2 and 7. As a result of this transaction, KTNA owns 100% of KTA.

The functional currency of KTA is the Korean Won. The assets and liabilities of the foreign entity have been translated at the exchange rates as of December 31, 2001. And revenue and expense accounts were translated at the average rates in effect during the period. The translation adjustments are included as a component of stockholders' equity.

As a result of the acquisition of the 17,199 shares previously owned by minority interests in KTA, during the quarter the Company recorded a charge to deficit of $718,589 being the non-controlling interest balance as at September 30, 2001.


NOTE 4 - INVENTORY
-------------------------------------------------------------------------------

Inventory consist of the following:

                                                              December 31, 2001
                                                             -------------------

           Raw Materials                                         $      380,822
           Work-In-Process                                               93,768
           Finished Goods                                             1,909,813
                                                                 --------------
                                                                 $    2,384,403
                                                                 ==============

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------------------------------------------------------

Property and equipment are as follows:

                                                              December 31, 2001
                                                             -------------------

           Transportation Equipment                              $       32,551
           Computer Equipment                                            46,670
           Tools                                                        153,838
           Furniture and Fixtures                                        54,087
           Machinery and Equipment                                      315,272
                                                                 --------------
                                                                        602,418
           Less: Accumulated Depreciation                               221,090
                                                                 --------------

                                                                 $      381,238
                                                                 ==============

NOTE 6 - NOTES PAYABLE
-------------------------------------------------------------------------------

KTNA has drawn down $1,046,753 and $1,205,351 at December 31, 2001 and September 30, 2001 respectively, under a $1,500,000 revolving credit line with Business Alliance Capital Corporation ("Alliance"), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and a stockholder's guarantee of $250,000. The line expires June 30, 2002. The availability of funds is limited to a percentage of eligible accounts receivable and inventory. Interest, which is payable monthly, is computed at 1.5% above Alliance's prime rate. Finance fee, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum of outstanding balance of $200,000. The loan agreement contains covenants that KTNA was in default of as at December 31, 2001. The Company obtained a waiver of these defaults and extended the term of the loan to June 30, 2003 by a modification agreement dated April 16, 2002.

KTA has drawn down approximately $480,024 and $221,260 under a revolving line of credit at December 31, 2001 and September 30, 2001 respectively. The line expires May 29, 2002. Interest which is payable upon borrowing, is charged at an adjustable rate, currently 5% per annum.


NOTE 7- RELATED PARTY TRANSACTIONS AND CONCENTRATIONS
-------------------------------------------------------------------------------

As of September 30, 2001, the Company had been advanced a non-interest bearing loan from Eiger, the parent company in the amount of $3,459,180 in addition to a $250,000 advance from Eiger with interest payable monthly at 7% per annum.

On December 4, 2001, Eiger acquired 17,199 shares (13.34%) of KTA for $79,000 and then transferred the 17,199 shares to KTNA for $79,000 against the outstanding intercompany loan payable.

Prior to the transactions described in Note 2, all amounts owing by the Company to Eiger were assigned by Eiger to ETIFF.

KTA is the major supplier of the Company's inventory. All of the purchases are from KTA. If this investment were to terminate, there is a reasonable possibility that a reduction to the company's gross profit would result.

Refer to Note 2.

NOTE 8- CAPITAL STOCK
-------------------------------------------------------------------------------

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition.

The Company has no stock options outstanding as has not recorded any stock-based compensation in the current period or in any prior period.


NOTE 9- COMMITMENTS AND CONTINGENCY
-------------------------------------------------------------------------------

KTNA assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2002. The lease contains a provision requiring KTNA to pay property taxes and operating expenses which exceed base year amounts. KTA occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $16,116 and $15,766 for the three months ended December 31, 2001 and 2000 respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

           For the year ended September 30,
                 2002                                      $       97,000
                 2003                                              61,000
                 2004                                              27,000
                                                           --------------
                                                           $      185,000
                                                           ==============


NOTE 10- MAJOR CUSTOMER
-------------------------------------------------------------------------------

One customer accounted for approximately 12% and 11% of sales for the three months ended December 31, 2001 and 2000, which accounted for 15% and 14% of accounts receivables as of December 31, 2001 and 2000.


NOTE 11- INCOME TAXES
-------------------------------------------------------------------------------

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The significant components of the Company's deferred tax asset is the loss in the foreign joint venture. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 12- RETIREMENT AND SEVERANCE BENEFITS
-------------------------------------------------------------------------------

Employees who have been with KTA for over one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave KTA. It is not the policy of KTA to fund retirement and severance benefits accrued. However, a provision has been made in the accompanying financial statements for the estimated accrued liability (approximately $46,871 and $44,000 at December 31, 2001 and at September 30, 2001, respectively) under the plan, which would be payable if all employees left on the balance sheet date.


NOTE 13- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------

Cash paid for interest for the three months ended December 31, 2001 and 2000 was $54, 994 and $44,266 respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Selling, General and Administrative

   Selling, general and administrative (SG&A) expense was $ 434,047 ( 30.04 % of net sales) in the first quarter of 2002 compared to $ 440,015 ( 29.55% of net sales) for the first quarter of 2001. The slight decrease in the SG&A was due to strict cost controls during the difficult post 9/11 quarter.


Interest and Other Expenses

   Interest expense was $ 54,994 for the 1st quarter of 2002, vs. $ 50,121 for the 1st quarter of 2001. Increased interest expense reflects higher borrowing levels associated with the additional funds required for increased production, advertising, and payroll expenses to support the continuing growth of the company's sales and market share.

Net Income

   The Company recorded an after-tax loss from continuing operations of $118,659 in the 1st quarter of fiscal 2002 compared to an after-tax loss of $145,376 in the 1st quarter of fiscal 2001. The decrease is the direct results from increase in sale, increase in gross profit, and a slight decrease in cost of operating expenses.

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

Net Income

   The Company recorded an after-tax-loss from continuing operations of $567,375 for fiscal 2001 vs. $1,039,611 for fiscal 2000. The decrease in after-tax-loss was a result of increased Sales, and cost-savings program that started June 2001. Charges for bad debt exposure, for fiscal 2001, totaled
$ 54,494 (0.82% of net sales) vs. $5,000 (0.11% of net sales). The increase was the result of the economic recession that occurred in fiscal 2001, with some customers not continuing operations in 2001. Some of the bad debt loss items were carried over from the previous fiscal period, but only written of in the most current fiscal period.

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