Form 10QSB
period 2002-03-31
K TRONIK INTERNATIONAL CORP
filed 2002-05-16
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

              290 Vincent Avenue, 3rd floor Hackensack, New Jersey 07601
                      (Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of March 31, 2002, the Registrant had 22,573,886 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)

                                      INDEX
                                                                            PAGE
                                                                            ----

PART I -   FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEET AS OF
           MARCH 31, 2002                                                      4

           INTERIM CONSOLIDATED STATEMENTS OF
           OPERATIONS FOR THE SIX MONTHS AND THREE
           MONTHS ENDED MARCH 31, 2002                                         5

           INTERIM CONSOLIDATED STATEMENTS OF CASH
           FLOWS THE SIX MONTHS AND THREE MONTHS ENDED
           MARCH 31, 2002                                                      6

           NOTES TO FINANCIAL STATEMENTS                                       7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      14

PART II -  OTHER INFORMATION                                                  16

ITEM 1.    LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

None

(b)   Exhibits. Exhibits included or incorporated by reference herein: See
      Exhibit Index.

SIGNATURES

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                            Consolidated Balance Sheets
                                    March 31, 2002
                                      (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $     107,968
Accounts receivable - Net                                             1,335,614
Inventories                                                           2,217,176
Prepaid Expenses                                                        125,341
                                                                  -------------
Total current assets                                                  3,786,099
                                                                  -------------

PROPERTY AND EQUIPMENT - Net                                            341,306
                                                                  -------------

OTHER ASSETS:
Security Deposits                                                        54,772
Regulatory Approval - Net                                               109,383
Loans and Advances                                                       16,049
                                                                  -------------
Total other assets                                                      180,204
                                                                  -------------

TOTAL ASSETS                                                      $   4,307,609
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable                                                     $   1,583,589
Accounts Payable and Accrued Expenses                                 1,118,532
                                                                  -------------
Total Current Liabilities                                             2,702,121
                                                                  -------------

TOTAL LIABILITIES                                                     2,702,121
                                                                  -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common Stock                                                                226
Additional Paid - In Capital                                          4,928,106
Accumulated Deficit                                                  (3,164,742)
Accumulated Currency Translation Adjustment                            (158,102)
                                                                  -------------
TOTAL STOCKHOLDERS EQUITY                                             1,605,488
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   4,307,609
                                                                  =============

                         See notes to financial statements

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                       Consolidated Statement of Operations
                                     (Unaudited)

                                                   Three Months Ended                  Six Months Ended
                                                        March 31,                         March 31,
                                              -----------------------------   -----------------------------
                                                  2002             2001           2002             2001
                                              =============   =============   =============   =============
Net Revenues                                  $   1,702,772   $   1,788,049   $   3,147,495   $   3,277,244

Cost of revenues                                  1,313,784       1,242,680       2,388,125       2,435,876
                                              -------------   -------------   -------------   -------------
Gross profit                                        388,988         545,369         759,370         841,368

Operating expenses                                  460,682         454,146         887,701         893,317
                                              -------------   -------------   -------------   -------------

Loss from operations                                (71,694)         91,223        (128,331)        (51,949)
                                              -------------   -------------   -------------   -------------
Other income (expenses)
   Interest income                                      345             262             345             262
   Interest expenses                                 54,138         (64,525)       (109,132)       (114,646)
   Minority interest in subsidiaries                   -            (48,223)           -                538
   Research and development                            -               (522)           -             (1,366)
                                              -------------   -------------   -------------   -------------
   Total other income (expenses)                    (53,793)       (113,008)       (108,787)       (115,212)
                                              -------------   -------------   -------------   -------------
Net loss                                      $    (125,487)  $     (21,785)  $    (237,118)  $    (167,161)
                                              =============   =============   =============   =============
Basic net loss per share                      $       (0.01)  $       (0.01)  $       (0.01)  $       (0.01)
                                              =============   =============   =============   =============
Weighted average number of common
  shares outstanding                             22,573,866      14,285,714      19,330,678      14,285,714
                                              =============   =============   =============   =============

                         See notes to financial statements

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                        Consolidated Statement of Cash Flows
                                     (Unaudited)


                                                          Six Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       2002            2001
                                                    ------------   ------------
Cash flow from operating activities:

Net loss                                            $   (237,118)  $   (167,161)

Adjustments to reconcile net loss to net cash
  provided used by operating activities:
   Amoritization and Depreciation                         20,058         20,105
   Minority Interest Income in Loss of
    Consolidated Company                                    -            (4,594)
   Net Change in Operating Assets and Liabilities
   Accounts Receivable                                    27,999       (261,933)
   Inventory                                             178,085       (217,150)
   Prepaid Expenses                                       26,088          6,486
   Security deposits                                     (10,714)         2,651
   Loan and Advances                                      (6,066)        (9,028)
   Loan Payable - Employee                                  -          (415,453)
   Accounts Payable and Accrued Expenses                (255,208)       810,960
                                                    ------------   ------------

Net cash provided (used) in operating activities        (256,876)      (235,117)
                                                    ------------   ------------

Cash flows from interesting activities:
   Investment in Century                                    -            (4,163)
   Purchase of Equipment                                  (2,316)       (58,255)
   Purchase of Regulatory Approval                          (800)        (8,858)
                                                    ------------   ------------
Net cash provided (used) in investing activities:         (3,116)       (71,276)
                                                    ------------   ------------
Cash flows from financing activities:
   Proceeds from Notes Payable - Net                     193,360        (89,782)
   Proceeds from Loan Payable - Parent Company            79,000        630,000
                                                    ------------   ------------

Net cash provided by financing activities                272,360        540,218
                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents      12,368        233,825

Cash and cash equivalents at beginning of period          95,600         29,438

Cash and cash equivalents at end of period          $    107,968   $    263,263
                                                    ============   ============

                         See notes to financial statements

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

NOTE 1 - Summary Of Significant Accounting Policies:

Nature of Business and Basis of Presentation

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of the KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of KTNA for all periods shown and those of the KTI since the date of the reverse acquisition. The comparative balance sheet as at September 30, 2001 and the comparative results of operations and changes in financial position for the three month period ended December 31, 2000 are those of KTNA. Refer to Note 2.

The Company is engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. The Company grants credit, on an unsecured basis, to distributors and installers located throughout the United States.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and in conjunction with the Company's filings on Forms 8K and 8-K/A dated December 4, 2001, January 11, 2002, February 7, 2002,

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

March 7, 2002 and May 15, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2002.

Method of Accounting

These Financial Statements have been prepared on the basis of accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of KTI, KTNA and KTA as described above and in Note 2. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, determined by the moving weighted average method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line and accelerated methods over their estimated useful lives that range from three to five years.

Research and Development Costs

Research and development costs are charged to operations when incurred. Revenue Recognition

The Company recognizes sales when products are shipped.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' equity.

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value.

Fair Value of Financial Instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

NOTE 2 - Acquisition:

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

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with KTNA being treated as the accounting parent (acquirer) and KTI being treated as the accounting subsidiary (acquired). The value assigned to the capital stock of consolidated KTI on acquisition of KTNA is equal to the book value of the capital stock of KTNA plus the book value of the net assets of KTI as at the date of the acquisition.

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

The carrying value of KTI's capital stock as at March 31, 2002, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:


          KTNA capital stock                                       $    100,000
          KTNA additional paid in capital                             1,053,162
          KTI net assets (liabilities)                                  (13,002)
          Settlement of amounts due to ETIFF                          3,788,172
                                                                   ------------
          KTI capital stock, December 12, 2001 and March 31, 2002  $  4,928,332
                                                                   ============

        The components of KTI capital stock are made up as follows:

          Capital stock (22,573,886 common shares issued
                and outstanding)                                   $        226
          Additional paid-in capital                                  4,928,106
                                                                   ------------
                                                                   $  4,928,332
                                                                   ============

NOTE 3 - Investment In K-Tronik Asia Corporation:

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

As a result of the acquisition of the 17,199 shares previously owned by minority interests in KTA, during the quarter ended December 31, 2001, the Company recorded a charge to deficit of $718,589 being the non-controlling interest balance as at September 30, 2001.

NOTE 4 - Inventories:

Inventories consist of the following:

                                           March 31, 2002
                                       ---------------------
                    Raw Materials      $             345,383
                    Work-In-Process                   59,182
                    Finished Goods                 1,812,611
                                       ---------------------
                    Total              $           2,217,176
                                       =====================

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

NOTE 5 - Property and Equipment:

Property and equipment consists of the following:


                                           March 31, 2002
                                       ---------------------
             Transportation Equipment  $              32,544
             Computer Equipment                       46,670
             Tools                                   153,803
             Furniture and Fixtures                   54,075
             Machinery and Equipment                 315,201
                                       ---------------------
               Total                                 602,293
               Less: Accumulated Depreciation        260,988
                                       ---------------------
             Total                     $             341,305
                                       =====================

NOTE 6 - Regulatory Approval:

Regulatory approval consist of the following:

                                           March 31, 2002
                                       ---------------------
             Regulatory Approval       $             149,906
             Accumulated Amortization                (40,523)
                                       ---------------------
             Net Amount                $             109,383
                                       =====================

NOTE 7 - Notes Payable:

The Company has drawn down $1,182,671 at March 31, 2002 under a $1,500,000 revolving credit line with Business Alliance Capital Corporation ("Alliance"), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of $250,000. The line expires June 30, 2002. The availability of funds is limited to percentages of eligible accounts receivable and inventory. Interest, which is payable monthly, is computed at 1.5 percent above Alliance's prime rate. Finance fee, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum outstanding balance of $200,000. The loan agreement contains covenants that Company was in violation of at September 30, 2001. The Company obtained a waiver from Alliance on December 3, 2001 for the violation at September 30, 2001.

KTA has drawn down approximately $400,918 under a revolving line of credit at March 31, 2002. The line expires May 29, 2002. Interest which is payable upon borrowing, is charged at an adjustable rate, currently 5% per annum.

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

NOTE 8 - Related Party Transactions and Concentrations:

On December 4, 2001, Eiger acquired 17,199 shares (13.34%) of KTA for $79,000 and then transferred the 17,199 shares to KTNA for $79,000 against the outstanding intercompany loan payable.

Prior to the transactions described in Note 2, all amounts owing by the Company to Eiger were assigned by Eiger to ETIFF.

KTA, the Company's wholly-owned subsidiary, is the major supplier of the Company's inventory. All of the purchases are from Asia. If this investment were to terminate, there is a reasonable possibility that a reduction to the company's gross profit would result.

NOTE 9 - Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of March 31, 2002 the company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 10 - Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2002. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. Asia occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $31,950 and $105,500 for the six-month periods ended March 31, 2002 and 2001, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

           Year Ending
          September 30,
          =============
               2002                                         $       97,000
               2003                                                 61,000
               2004                                                 27,000
                                                            --------------
                                                            $      185,000
                                                            ==============

                         K-TRONIK INTERNATIONAL CORPORATION
                            (Formerly LMC CAPITAL CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 2002

NOTE 11 - Major Customer:

One customer accounted for approximately 12% of sales for the six months ended March 31, 2002 and accounted for 15% of accounts receivables as of March 31, 2002.

NOTE 12 - Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The significant component of the Company's deferred tax asset is the loss in the foreign joint venture. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 13 - Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave K-Tronik Asia Corporation. It is not the policy of K-Tronik Asia Corporation to fund retirement and severance benefits accrued. However, provision in the amount of approximately of $39,000 has been made in the accompanying financial statements for the estimated accrued liability under the plan, which would be payable if all employees left on the balance sheet date.

NOTE 14 - Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the six-months ended March 31, 2002 and 2001 was $54,138 and $64,525, respectively.

            MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            ----------------------------------------------------------
                         AND RESULTS OF OPERATIONS
                         -------------------------

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company's actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

Results of Operation:

Three Months ended March 31, 2002 ("2002 period") Compared to Three Months Ended March 31, 2001 ("2001 period").

Net Sales and Gross Profit

The Company reported net sales of $1.7 million for the 2002 period, a decrease $.1 million or 6% from the $1.8 million of sales reported for the 2001 period. Sales in the 2002 period continue to be negatively impacted by the 9/11 World Trade Center event and the overall slow down in the US economy. However, management noted that revenues began stabilizing late in the 2002 period.

The Company's gross profit decreased $.1 million to $.4 million (24% of net sales) in the 2002 period compared to $.5 million (28% of net sales) in the 2001 period. The overall decrease in gross profit was mainly attributed to sales price pressures, which were a direct result of the 9/11 World Trade Center and the overall slow down in the US economy. In an effort to maintain monthly sales volumes, manufacturers were forced to significantly decrease sales prices.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses remained flat at $.5 million for both the 2002 and 2001 periods as the Company continued to operate its business consistent with sales levels.

Interest and Other Expenses

Interest and other expenses decreased to $54,000 for the 2002 period compared to $.1 million for the 2001 period. The decrease was primarily attributed to the fact the minority interest in subsidiaries is no longer applicable as a result of the Company purchasing the remaining outstanding interest of K-Tronik Asia which represented $49,000 in the 2001 period.

Interest expense decrease to $54,000 in the 2002 period compared to $65,000 in the 2001 period primarily due to a decrease in the borrowing of funds.

Net Loss

The Company reported a net loss attributable to common shareholders of $(125,000) for the 2002 period as compared to net loss of $(22,000) for the 2001 period. The increase in loss was the direct result of the decrease in sales in the 2002 period and the related decrease in gross profit resulting from the price pressures experienced.

Results of Operation:

Six Months ended March 31, 2002 ("2002 period") Compared to Six Months Ended March 31, 2001 ("2001 period").

Net Sales and Gross Profit

The Company reported net sales of $3.1 million for the 2002 period, a decrease $.2 million or 6% from the $3.3 million of sales reported for the 2001 period. Sales in the 2002 period continue to be negatively impacted by the 9/11 World Trade Center event and the overall slow down in the US economy. However, management noted that revenues began stabilizing late in the 2002 period.

The Company's gross profit remained flat at $.8 million (26% of net sales) in the 2002 period compared to $.8 million (24% of net sales) in the 2001 period. The overall decrease in gross profit was mainly attributed to sales price pressures, which were a direct result of the 9/11 World Trade Center and the overall; slow down in the US economy. In an effort to maintain monthly sales volumes, manufacturers were forced to significantly decrease sales prices.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses remained flat at $.9 million for both the 2002 and 2001 periods as the Company continued to operate its business consistent with sales levels.

Interest and Other Expenses

Interest and other expenses decreased to $109,000 for the 2002 period compared to $115,000 for the 2001 period. The decrease was primarily attributed to a decrease in the borrowing of funds in the 2002 period.

Net Loss

The Company reported a net loss attributable to common shareholders of $(237,000) for the 2002 period as compared to net loss of $(167,000) for the 2001 period. The increase in loss was the direct result of the decrease in sales in the 2002 period and the related decrease in gross profit resulting from the price pressures experienced.

Liquidity and Capital Resources

At March 31, 2002, K-Tronik continues its agreement with B.A.C.C., its primary finance (lender) company, for asset0-based financing. Renewal of this agreement takes place June 2002. At this time, K-Tronik foresees extending that agreement through Jun 2003.

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

                                          K-TRONIK INTERNATIONAL CORP.

Dated: May 15, 2002                           By: /s/ Robert Kim
                                              Robert Kim, President and Director

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