Form 10QSB
period 2002-06-30
K TRONIK INTERNATIONAL CORP
filed 2002-08-16
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of June 30, 2002, the Registrant had 22,573,886 shares of common stock issued and outstanding.

Transitional  Small Business Disclosure Format (check one) Yes []  No [x]









                 K-TRONIK INTERNATIONAL CORPORATION
                   (Formerly LMC CAPITAL CORP.)

                              INDEX
                                                                           PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         JUNE 30, 2002                                                       4

         INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS FOR THE NINE MONTHS AND THREE
MONTHS ENDED JUNE 30, 2002                                                   5

INTERIM CONSOLIDATED STATEMENTS OF CASH
FLOWS THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2002                   6

NOTES TO FINANCIAL STATEMENTS                                                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      14

PART II - OTHER INFORMATION                                                 16

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

SIGNATURES

                         K-TRONIK INTERNATIONAL CORP.
                         (Formerly LMC CAPITAL CORP.)
                          Consolidated Balance Sheet
                                June 30, 2002
                                 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                             $         30,245
Accounts receivable - Net                                    1,300,777
Inventories                                                  2,321,260
Prepaid Expenses                                               169,719
                                                           -----------
Total current assets                                         3,822,001
                                                           -----------
PROPERTY AND EQUIPMENT - Net                                   345,384
                                                           -----------

OTHER ASSETS:
Security Deposits                                               66,692
Regulatory Approval - Net                                      105,636
Loans and Advances                                              10,714
                                                          ------------
Total other assets                                             183,042
                                                          ------------
TOTAL ASSETS                                             $   4,350,427
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes Payable                                            $   1,470,503
Accounts Payable and Accrued Expenses                        1,353,341
                                                          ------------
Total Current Liabilities                                    2,823,844
                                                          ------------

TOTAL LIABILITIES                                            2,823,844
                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock                                                       226
Additional Paid - In Capital                                 4,928,106
Accumulated Deficit                                        (3,361,457)
Accumulated Currency Translation Adjustment                   (40,292)
                                                          ------------
TOTAL STOCKHOLDERS' EQUITY                                   1,526,583
                                                          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   4,350,427
                                                          ============

                      See notes to consolidated financial statements
                        K-TRONIK INTERNATIONAL CORP.
                        (Formerly LMC CAPITAL CORP.)
                     Consolidated Statement of Operations
                                June 30, 2002
                                 (Unaudited)

                                    Three Months Ended        Nine Months Ended
                                         June 30,                  June 30,
                                    2002        2001           2002        2001
                                    ------------------------------------------
                                      $           $             $          $
Net Revenues                     1,827,921    1,668,784   4,975,416   4,946,028
Cost of revenues                 1,407,051    1,265,232   3,795,176   3,701,108
                                  ---------------------   ----------------------
Gross profit                       420,870      403,552   1,180,240   1,244,920
Operating expenses                 561,919      679,339   1,456,648   1,572,656
                                   --------------------   ----------------------
Loss from operations              (141,049)    (275,787)   (276,408)   (327,736)
                                  ---------------------   ----------------------
Other income (expenses)
  Interest income                        9          317          354        579
  Interest expenses                (51,272)     (69,307)    (160,404)  (183,953)
  Minority interest in
  subsidiaries                        -          82,278         -        82,816
  Research and development          (4,403)        -          (4,403)    (1,366)
  Loss on Sales of Equipment          -         (11,582)        -       (11,582)
                                   --------------------    ---------------------
  Total other income (expenses)    (55,666)       1,706     (164,453)  (113,506)
                                   -------------------     ---------------------
Net loss                          (196,715)    (274,081)    (440,861)  (441,242)
                                   ====================    =====================
Basic net loss per share             (0.01)       (0.02)       (0.02)     (0.03)
                                   ===================     =====================
Weighted average number of
common shares outstanding       22,573,866   14,285,714   19,330,678  14,285,714


                  See notes to consolidated financial statements.



















                       K-TRONIK INTERNATIONAL CORP.
                       (Formerly LMC CAPITAL CORP.)
                   Consolidated Statement of Cash Flows
                             June 30, 2002
                              (Unaudited)

                                                       Nine Months Ended
                                                            June 30,
                                                      2002           2001
                                                      -------------------
                                                        $              $
Cash flow from operating activities:
Net loss                                            (440,861)      (441,242)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Amoritization and Depreciation                     127,392         91,994
  Bad Debt Expense                                      -            40,000
  Loss on Sales of Fixed Assets                         -            11,582
  Minority Interest Income in Loss of
  Consolidated Company                                78,992        (68,625)
  Net Change in Operating Assets and Liabilities
  Accounts Receivable                                 62,836       (290,121)
  Inventory                                           74,001       (943,224)
  Prepaid Expenses                                   (18,290)       (12,599)
  Security deposits                                  (22,634)        (2,547)
  Loan and Advances                                     (731)        (7,471)
  Accounts Payable and Accrued Expenses                 (369)       570,925
                                                 ------------    -----------
Net cash used in operating activities               (139,124)    (1,051,328)
                                                 ------------    -----------
Cash flows from interesting activities:
  Purchase of Equipment                              (56,790)       (59,264)
  Sales of Equipment                                    -            10,974
  Purchase of Regulatory Approval                       (800)       (11,402)
                                                 ------------    -----------
Net cash used in investing activities:               (57,590)       (59,692)
                                                 ------------    -----------
Cash flows from financing activities:
  Proceeds from Notes Payable - Net                   30,889        538,795
  Proceeds from Loan Payable - Employee                 -          (415,453)
  Proceeds from Loan Payable - Parent Company           -           980,000
                                                  -----------    -----------
Net cash provided by financing activities             30,889      1,103,342
                                                  -----------     ----------
Effect of Exchange Rate Changes                      100,470       (138,844)
                                                  -----------     ----------
Net decrease in cash and cash equivalents            (65,355)      (146,522)

Cash and cash equivalents at beginning of period      95,600        297,585
                                                   -----------     ---------
Cash and cash equivalents at end of period            30,245        151,063




           See notes to consolidated financial statements.

                          K-TRONIK INTERNATIONAL CORP.
                         (Formerly LMC CAPITAL CORP.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2002

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of the KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal
parent, being treated as the accounting subsidiary.   Accordingly, the consoli-
dated results of operations of the Company include those of KTNA for all periods
shown and  those  of  the KTI  since the date of the reverse acquisition.   The
comparative balance sheet as at September 30, 2001 and the comparative results of operations and changes in financial position for the three - month period ended December 31, 2000 are those of KTNA. Refer to Note 2.

The Company is engaged in the manufacture and distribution of various types of
electronic   stabilizers  and  illuminator  ballasts  for fluorescent lighting fixtures. The Company grants credit, on an unsecured basis, to distributors and installers located throughout the United States.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the
instructions to  Form  10-QSB of  Regulation  S-B.   They  do  not include all
information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission and in conjunction with the Company's filings on Forms 8K and 8-K/A dated December 4, 2001, January 11, 2002, February 7, 2002,






                         K-TRONIK INTERNATIONAL CORP.
                        (Formerly LMC CAPITAL CORP.)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2002


March 7, 2002 and May 15, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2002.

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

The carrying value of KTI's capital stock as at June 30, 2002, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:



       KTNA capital stock                                  $       100,000
       KTNA additional paid in capital                           1,053,162
       KTI net assets (liabilities)                                (13,002)
       Settlement of amounts due to ETIFF                        3,788,172
                                                           ---------------
       KTI capital stock, December 12, 2001,
       March 31, June 30, 2002                             $     4,928,332
                                                           ===============

 The components of KTI capital stock are made up as follows:

       Capital stock (22,573,886 common shares
       issued and outstanding)                             $           226
       Additional paid-in capital                                4,928,106
                                                        ------------------
                                                           $     4,928,332
                                                           ===============

NOTE 3 - Investment In K-Tronik Asia Corporation:

As at September 30, 2001, KTNA had an 86.66% ownership interest in KTA. On December 4, 2001, Eiger acquired the additional 17,199 shares (13.34%) of KTA for $79,000. Eiger then transferred the 17,199 shares to KTNA in exchange for $79,000 which was assigned to ETIFF by Eiger and settled in connection with the amounts due to ETIFF as described in Notes 2 and 7. As a result of this trans-action, KTNA owns 100% of KTA.

The functional currency of Asia is the Korean Won. The assets and liabilities of the foreign entity have been translated at the exchange rates as of June 30, 2002. And revenue and expense accounts were translated at the average rates in effect during the period. The translation adjustments are included as a component of stockholders' equity.

NOTE 4 - Inventories:

Inventories consist of the following:

Raw Materials                 $     390,975
Work in Process                     133,383
Finished Goods                    1,796,902
                              -------------
Total                         $   2,321,260

NOTE 5 - Property and Equipment:

Property and equipment consists of the following:

Transportation Equipment       $     35,918
Computer Equipment                   51,181
Tools                               169,749
Furniture and Fixutures              59,682
Machinery and Equipment             347,880
                                 -----------
  Total                             664,410
  Less:  Accumulated Depreciation   319,026
                                 -----------
Total                          $    345,384
                                ============

NOTE 6 - Regulatory Approval:

Regulatory approval consist of the following:

Regulatory Approval            $    149,906
Accumulated Amortization            (44,270)
                                ------------
Net Amount                     $    105,636
                                ============

NOTE 7 - Notes Payable:

The Company has drawn down $1,209,026 as of June 30, 2002 under a $1,500,000 revolving credit line with Business Alliance Capital Corporation ("Alliance"), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of $250,000. The line expires June 30, 2003. The availability of funds is limited to percentages of eligible accounts receivable and inventory. nterest, which is payable monthly, is computed at 1.5 percent above Alliance's prime rate. The finance fees, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum outstanding balance of $200,000.

KTA has drawn down approximately $261,477 under  a  revolving line of credit at
June 30, 2002.    Interest which is  payable upon  borrowing,  is charged at an adjustable rate, currently 5% per annum.

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

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of June 30, 2002 the company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 10 - Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2002. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. KTA occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $55,021 and $105,500 for the nine-month periods ended June 30, 2002 and 2001, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

      September 30,
--------------------
         2002                             $   97,000
         2003                                 61,000
         2004                                 27,000
                                          ----------
                                          $  185,000
                                          ==========
NOTE 11 - Major Customer:

One customer accounted for approximately 15% of sales for the nine months ended June 30, 2002 and accounted for 24% of accounts receivables as of June 30, 2002.

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

NOTE 14 - Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the nine-months ended June 30, 2002 and 2001 was $160,404 and $183,953, respectively.


MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


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

Results of Operation:

Three Months ended June 30, 2002 ("2002 period") Compared to Three Months Ended June 30, 2001 ("2001 period").

Net Sales and Gross Profit

The Company reported net sales of $1.83 million for the 2002 period, an increase of $.16 million or 9.6% from the $1.67 million in sales reported for the 2001 period. The sales increase was mainly attributed to an increase of direct sales to third parties by our subsidiary, K-Tronik Asia, in Korea in the 2002 period. The majority of ballast manufacturers encountered negative impact from a slow economy and lower sales volume from the market, yet K-Tronik's sales increased during the 2002 period as compared to the 2001 period. Management expects that it will continue to maintain its current level of sales through the end of the year which will allow it to match last year's sales levels.

The Company's gross profit increased to $.421 million in the 2002 period compared to $.403 million in the 2001 period as a result of increased sales volume and an overall stabilization in the market during the 2002 period. However, the overall gross margin decreased to 23% for the 2002 period compared to 24% in the 2001 period. This decrease was primarily attributed to sales price pressures and the overall slow down in the US economy and US markets. In an effort to maintain monthly sales volumes, manufacturers were forced to significantly decrease sales prices. Ballast sales prices stabilized (no decreases) during the last 45 days of the 2002 period. The Company anticipates that prices will remain stable through the end of its fiscal year which ends September 30, 2002.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $.562 million in the 2002 period, a decrease of $.117 or 17% from $.679 million reported in the 2001 period. This reduction was the result of an operating cost reduction plan implemented in 2002. The primary areas affected by reductions in the
SG&A expenses were   advertising, marketing, travel and personnel expenses.

Interest and Other Expenses

Interest and other expenses increased to $55,666 for the 2002 period compared to income of $1,706 for the 2001 period. The increase was primarily attributed to the fact that the minority interest in subsidiaries is no longer applicable as a result of the Company purchasing the remaining outstanding interest of K-Tronik Asia. The minority interest represented approximately $82,000 of income in the 2001 period. Interest expense decrease to $51,272 in the 2002 period compared to $69,307 in the 2001 period primarily due to a decrease in the borrowing of funds.

Net Loss

The Company reported a net loss attributable to common shareholders of $(196,715) for the 2002 period as compared to net loss of $(274,081) for the 2001 period as a result of those items discussed above.

Results of Operation:

Nine Months Ended June, 2002 ("2002 period") Compared to Nine Months Ended June 30, 2001 ("2001 period").

Net Sales and Gross Profit

The Company reported net sales of $4.98 million for the 2002 period and $4.95million for the 2001 period. Sales in the 2002 period remained relatively flat despite the fact that industry wide ballasts sales were negatively impacted by the 9/11 World Trade Center event, the overall slow down in the economy, and lower sales volumes in the US market. Management expects a continuation in the current level of sales through the end of the year which will allow it to match last year's sales levels.

The Company's gross profit decreased to $1.18million in the 2002 period compared to $1.24 million in the 2001 period. The overall gross margin as a percent of sales decreased to 24% in the 2002 period compared to 25% in the 2001 period. This decrease was primarily attributed to sales price pressures and the overall slow down in the US economy and in the US markets. In an effort to maintain monthly sales volumes, manufacturers, including the Company, were
forced to significantly decrease  sales prices.   However,  during  the  last 45
days of the 2002 period, ballast sales began to stabilize and the Company anticipates this stabilization to continue through the end of the year.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $1.46 million in the 2002 period from $1.57 million in the 2001 period. This reduction was the result of an operating cost reduction plan implemented in 2002 to deal with t he sales price pressures experienced by the Company. The company achieved approxi-mately 7% reduction in operating costs in the 2002 period as compared to the 2001 period. The primary areas affected by the reductions of SG&A expenses were advertising, marketing, travel and personnel expenses.

Interest and Other Expenses

Interest and other expenses decreased to $164,453 for the 2002 period compared to $196,321 for the 2001 period. The decrease was primarily attributed to a decrease in the borrowing of funds in the 2002 period.

Net Loss

The Company reported a net loss attributable to common shareholders of $(440,861) for the 2002 period, as compared to net loss of $(441,242) for the 2001 period as a result of those items


Liquidity and Capital Resources

At June 30, 2002, the Company had working capital of $1.0 million and cash and cash equivalents and $30,245 in cash and cash equivalents.

Net cash used in operating activities for the 2002 period was $(.3) million for the 2002 period as compared to net cash used in operations of $(1.1) million during the 2001 period. An increase in security deposits and prepaid expenses were the primary uses of operating cash in the 2002 period.

Investing activities for the 2002 period included purchases of $6,098 of computer equipment.

Financing activities in the 2002 period included draw downs in the Company's revolving credit lines totaling $.03 million.

The Company has working capital facilities of $2 million with asset-based lenders. Borrowings under these facilities bear interest at the lender's prime rate plus 1.5%. At June 30, 2002 borrowings under these facilities was $1.47 million. At June 30, 2002, the loans have been classified as current in the accompanying balance sheet because the facilities mature in less than one year.

Management believes, based upon current circumstances, that it has adequate capital resources to support expected operating levels for the next twelve months.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure About Market Risk

The Company is exposed to certain market risks in the areas of commodity prices, interest rates, and economic changes. To mitigate the effects of such risks, the Company selectively utilizes specific financial and insurance instruments, including, but not limited to, Accounts Receivable Credit Insurance to insure some, specific, customer accounts receivable balances. In the event that the customer cannot make payments against such balances the Company can recoup a substantial amount of the open balance depending upon the terms of the policy and the customer account.


The Company maintains borrowings under working capital credit facilities with asset-based lenders that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime rate. There are no other material qualitative or quantitative market risks particular to the Company.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         K-TRONIK INTERNATIONAL CORP.

Dated: August 14, 2002                        By:  /s/ Robert Kim
                                      Robert Kim, President and Director






EXHIBIT INDEX

Number                             Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

99.1 Certification pursuant to 18 U.S.C. setion 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1
Certification pursuant to 18 U.S.C. section 1350, as adopted, to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarterly period ended June 30, 2002 (the Report) by K-Tronik International Corp. (the Company), the undersigned, as the President and Treasurer of the Company (performing the functions of a Chief Executive Officer and Chief Financial Officer of the Company), hereby certifies pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of August, 2002

/s/ Robert Kim

Mr. Robert Kim, President and Director



17



2


3
4
5
6
7
8
9
10
11
12
13
14
18
19