Form 10KSB
period 2002-09-30
K TRONIK INTERNATIONAL CORP
filed 2003-01-17
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
     ACT OF 1934

     For the transition period from ___________ to __________

                       COMMISSION FILE NUMBER:  000-31639

                          K-TRONIK INTERNATIONAL CORP.
                 (Name of small business issuer in its charter)

            Nevada                                     88-0436364
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      290 Vincent Avenue, 3rd floor, Hackensack, New Jersey       07601
           (Address of principal executive offices)             (Zip Code)

                                (201) 488-4600
                        (Registrant's telephone number)

                               LMC Capital Corp.
            Suite 2602 - 1111 Beach Ave Vancouver, BC Canada V6E 1T9
                     Former Fiscal Year ending December 31
                     -------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

                                      None
                                      ----
                                (Title of class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock, $0.00001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer had revenues of $6,737,719 for the fiscal year ended September 30, 2002.

Of the 22,573,886 shares of voting stock of the registrant issued and outstanding as of January 13, 2003, 1,500,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes [  ]  No [x]

                            FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED SEPTEMBER 30, 2002
                       K-TRONIK INTERNATIONAL CORPORATION
                          (Formerly LMC CAPITAL CORP.)

                               TABLE OF CONTENTS
PART I

Item
Item 1     Description of Business
Item 2     Description of Property
Item 3     Legal Proceedings
Item 4     Submission of Matters to a Vote of Security Holders

PART II

Item 5     Market for Common Equity and Related Stockholder Matters
Item 6     Management's Discussion and Analysis or Plan of Operation
Item 7     Financial Statements
Item 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10    Executive Compensation
Item 11    Security Ownership of Certain Beneficial Owners and Management
Item 12    Certain Relationships and Related Transactions
Item 13    Exhibits and Reports on Form 8-K
Item 14    Controls and Procedures

                           Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements includeall statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate" "intend," "could," "estimate," or "continue,"
or the negative or other variations of these terms or comparable terms.    Our
actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and include elsewhere in this report.

                                     PART I

Item 1.     Description of Business
 Company History and Business

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI. This acquisition has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary.

The Company designs, markets and distributes electronic stabilizers and illuminator ballasts for florescent lighting fixtures primarily in the United States from their premises in Hackensack, New Jersey and minimally in Asia. A ballast is a device in lighting systems that operates fluorescent lights. The ballast provides the necessary starting voltages, frequency and wattage to a fluorescent light while limiting and regulating the current during the light's
operation.   Electronic ballasts use semi-conductor components to increase the frequency of fluorescent light operation. The smaller inductive components provide the light's current control. Fluorescent system efficiency is increased due to high frequency light operation. Electronic ballasts, when used with T-8 fluorescent light systems, result in about a 30% savings of electricity when compared to conventional T-12 40 watt light systems (or bulbs).

Our ballasts are manufactured in our K-Tronik (Asia) plant in South Korea (through our Korean subsidiary, KTA) with some components (such as electronic transformers) sourced through either South Korean manufacturers or manufacturers in mainland China. Ballast components are, effectively, commodities (assuming that they are produced within proper specifications with normal failure rates) so the business failure of any one of our suppliers (even one of our major suppliers) would be unlikely to affect us greatly.


Products

There are two main types of ballast products: those which rely on magnetic technology ("magnetic ballasts") to carry and regulate current in lighting and those which rely on electronic transformers ("electronic ballasts") to carry out the same functions. The Company manufactures and distributes only electronic ballasts.

The market for electronic ballast products has grown significantly in the past decade, especially the past 5 years as it was proven that multi-voltage products reduce "brownouts" which are becoming more common both inside and outside of the United States. The Department of Energy has mandated that magnetic ballasts be phased out by April 2005. The Company has a number of product lines including its new "MVP" multi-voltage product line which is designed to cater to the growing market demand for multi-voltage electronic ballast products.

Product Pricing

As electronic ballasts have become more of a commodity item in the lighting industry over time, the prices for ballasts have and may continue to drop.

The result has been increasingly difficult competition, mergers and closures in the ballast industry and attempts by companies to find low labor cost jurisdictions (such as mainland China or Mexico) in which to manufacture product. The Company is exploring the possibility of relocating some its manufacturing processes to China in an effort to reduce its cost and increase its gross margin.

Product Development

Our engineering team engages in ongoing research and development relating
mostly to product design and market requirements.   The result has been the
introduction of a number of products in the last two years which are designed to meet changing consumer demands, regulatory requirements and energy saving goals.

We intend to focus on new product development in the ballast industry, in particular the development of smaller ballast products and better production systems, which reduce production and delivery time (reducing costs and increasing production reliability).

Markets

The market for our ballasts is essentially split in two parts: the market for original installations (such as those in new buildings) where ballasts are purchased by original equipment manufacturers ("OEM's") and the market for replacement of existing ballasts to install energy saving ballasts (the "retrofit" market). During the past decade the OEM market growth has outpaced retrofit market growth.

The Company's main sales target is the niche market which other, larger manufacturers find too small to accommodate. Also, our ability to design and custom manufacture specialty ballasts has been key to our acceptance in the lighting industry. Our principle customers are original equipment manufacturers of these ballasts.

Distribution in the OEM market is effected by a large number of distributors which typically will carry a whole range of lighting and building products. Distribution in the retrofit market is effected by energy saving companies ("ESCO"s) which will often be involved in the analysis of a building's or institution's potential cost savings from a retrofit and which are often owned or operated by energy utilities.

Competition

The business in which we engage is highly competitive. Some of our competitors are substantially larger than we are and have greater financial and other resources. In the production of ballasts for original equipment manufacturers, we compete with approximately four other primary producers in the United States. We believe that we sustain our competitive position through maintenance of an extensive line of products, design capability, competitive pricing policies, reliable product delivery and quality.

Employees

At September 30, 2002, we had 36 full-time employees, of whom 18 are employed in executive, sales, operations and administrative capacities and 18 in research and development, quality control and manufacturing capacities.

Item 2.     Description of Property

K-Tronik (Asia) and K-Tronik N.A. do not have any physical property other than their production and office equipment. K-Tronik (Asia)'s plant in Korea is leased as is the office and warehousing space of K-Tronik in New Jersey. K-Tronik (Asia)'s plant has a production capacity of 100,000 ballast pieces per month. The Company believes it has adequate space for the foreseeable future.

K-Tronik N.A. leases approximately 3,500 square feet of office space in Hackensack New Jersey. Under the terms of the lease, which expires in November 2003, the monthly rent is $3,900 per month. We use this office space as our headquarters.

K-Tronik (Asia) leases its factory in South Korea. Under the terms of the lease, which expires March 31, 2004, the monthly rent is $2,100 per month.

K-Tronik leases warehousing facilities in New Jersey and California under month-to-month lease agreements.

Item 3.     Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.     Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time.

Holders of Common Stock

On September 30, 2002, there were approximately 43 holders of record of our common stock and 22,573,886 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 43 registered shareholders at September 30, 2002.

There are no outstanding options or warrants to purchase, or securities convertible into our common stock although the shareholders' at a meeting held on November 12, 2001 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 1,000,000 incentive stock options to directors and employees at the board of directors' discretion.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

We intend to register for resale a total of 8,288,172 shares of common stock by way of an SB-2 registration statement. A total of 14,285,714 shares of common stock are not being registered and will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. The 14,285,714 shares of common stock were issued on December 12, 2001.

In addition to the resale restrictions on these shares detailed above, 6,714,286 of those shares, which are held by the President and CEO, are subject to an agreement where the shares are held in escrow. Upon the first anniversary date of the Company's listing on a public exchange or upon the board of directors agreeing (whichever comes first), 10% are to be released to the President and CEO. On every six months thereafter, 15% of the escrowed shares are to be released until such time as all are released. The President and CEO has full rights and ownership of the shares and is only restricted as to when he can sale those shares as outlined above.

Item 6.     Management's Discussion and Analysis or Plan of Operation

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

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information.

Results of Operation:

The year ended September 30, 2002 ("2002 period") compared to the year ended September 30, 2001 ("2001 period").

Net Sales

The Company reported net sales of $6,738,000 for the 2002 period, an increase of $57,000 or 1% from the $6,681,000 in sales reported for the 2001 period.
The small sales increase was mainly attributed to a volume increase of direct sales to third parties by our subsidiary, K-Tronik Asia, in Korea and an overall increase in customers by our subsidiary, K-Tronik N.A., in the US in the 2002 period which was offset by a decrease in sales prices. Sales for the majority of ballast manufacturers in the US were negatively impacted by a slow economy and stagnate market during the 2002 period, yet the Company's sales increased during the 2002 period as compared to the 2001 period.

Gross Profit

The Company's gross profit decreased to $1,439,000 in the 2002 period compared
to $1,587,000 in the 2001 period.   This decrease was primarily attributed to
competitive sales price pressures resulting from the overall slow down in the US economy and US markets, inventory write offs of $96,000 and the establishment of a reserve account for slow moving inventory of $120,000 offset by increased sales volume. In an effort to maintain monthly sales volumes, manufacturers were forced to significantly decrease sales prices. The Company anticipates that prices will remain stable through out the coming fiscal year 2003 at the year-end 2002 levels, although the primary industry competitors have announced price increases. The Company believes that the market will not support a price increase and has not increased its prices for 2003, but will instead continue to focus on ways to minimize its costs.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased slightly to $2.02 million in the 2002 period versus the prior year total of $2.01 million. The overall expenses remained primarily the same as the Company implemented reductions in advertising, marketing, consulting, travel and personnel expenses to offset increased professional fees and salaries.

Operating Loss

The loss from operations increased to ($582,046) in the 2002 period from ($425,367) in the 2001 period. The increase in the loss from operations is directly related to the decrease in gross profit as discussed above.

Interest and Other Expenses

Interest and other expenses decreased to $228,434 for the 2002 period from $248,249 for the 2001 period. The decrease was mainly attributed to lower interest expense, no loss on sales of equipment in the 2002 period as compared to a loss of $9,423 in 2001 period and other income of $3,731 generated by KTA
in the 2002 period.   Interest expense decreased to $232,165 in the 2002 period
compared to $238,826 in the 2001 period primarily due to the lower interest rate for the 2002 period and decreased debt levels.

Net Loss

For the reasons stated above the Company incurred a net loss of ($810,518) for the 2002 period as compared to ($683,509) for the prior period.

Liquidity and Capital Resources

At September 30, 2002, the Company had working capital of $469,051, and cash and cash equivalents of $294,484 as compared to working capital of $1,225,582 and cash and cash equivalents of $95,600 at September 30, 2001. The decrease in working capital was primarily attributed to the net loss in 2002.

Net cash provided by operating activities for the 2002 period was $11,723 for the 2002 period as compared to net cash used in operating activities of ($1,249,496) during the 2001 period. The positive net cash provided by operating activities for the 2002 period as compared to the 2001 period was primarily attributed to higher amortization and depreciation, an increase in
accounts payable and a decrease in inventory.   The prepaid expenses, security
deposits, and accounts receivables were the primary uses of operating cash in the 2002 period.

Net cash used in investing activities was $61,948 for the 2002 period as compared to $74,594 for the 2001 period. Investing activities for the 2002 period included purchases of $61,148 of computer equipment and patents and intangible assets of $800. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2003.

Net cash provided by financing activities was $337,999 for the 2002 period as compared to $1,213,323 for the 2001 period. Financing activities in the 2002 period included additional drawn downs in the Company's revolving credit lines totaling $259,007. The Company received proceeds from its parent corp. and revolving credit lines of $1,230,000 during the 2001 period.

The Company has credit facilities providing a maximum borrowing of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender's prime rate plus 1.5%. At September 30, 2002 borrowings under these facilities were $1,685,618 as compared to $1,426,611 at September 30, 2001. At September 30, 2002, the loans have been classified as current liabilities in the accompanying balance sheet because the facilities mature in less than one year.

Management believes, based upon current circumstances, its pledge of continued support from its parent company and assuming that it is able to renew its credit facilities that expire May 2003, that it has adequate capital resources to support expected operating levels for the next twelve months. See footnote No. 7 in the attached consolidated financial statements.

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of he purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, we have not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. The new guidance resolves significant implementation issues related to SFAS No. 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS
121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows an exceeds its fair value.

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on the Company's financial statements.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure About Market Risk

The Company is exposed to certain market risks in the areas of commodity prices, interest rates, and economic changes. To mitigate the effects of such risks, the Company selectively utilizes specific financial and insurance instruments, including, but not limited to, Accounts Receivable Credit Insurance to insure some specific customer accounts receivable balances. In the event that the customer cannot make payments against such balances the Company can recoup a substantial amount of the open balance depending upon the terms of the policy and the customer account.

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

Item 7.     Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB beginning on page F-1 following the signature page.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements with the Company's accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company's two most recent fiscal years and the subsequent interim periods.

With the completion of the acquisition of K-Tronik N.A. Inc. on December 12, 2001, the Company's year end was changed to September 30. As a result, the December 31, 2001 financial statements filed on EDGAR were not audited or presented on form 10-KSB (but rather were presented on form 10-QSB as they represented the first quarter of the new fiscal year).

Effective on May 15, 2002, the independent accountants who were previously engaged as the principal accountants to audit the Registrant's financial statements, LaBonte & Company, resigned. The accountant's reports on the financial statements for the fiscal year ended December 31, 2000 neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Effective on May 15, 2002, BDO Seidman, LLP was engaged to serve as the new principal accountant to audit the Company's financial statements.

The change in principal accountants was disclosed on Form 8K on May 16, 2002, which is incorporated by reference elsewhere in this report.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name                 Position              Ages         Date Elected*1*2
---------------------------------------------------------------------------
Robert Kim       President and Director     46     December 12, 2001 to present
Gerry Racicot    Director                   52     December 12, 2001 to present
Keith Attoe      Director                   52     December 12, 2001 to present

J.K. Lee         Corporate Secretary        31     *2
-------------------------------------------------------------------------------
1. Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2. The President, Secretary and Treasurer do not have a set term of office.
   They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Robert Kim, President, Treasurer and Director

Robert Kim, in addition to being President and Treasurer of the Company, is President and CEO of K-Tronik N.A. Mr. Kim began work in the lighting and energy management industry in 1990. He was the founding President of Daewoo America's subsidiary, King Tech, which in its first year produced sales exceeding $15 million. Mr. Kim also worked with GoldStar Electronic Ballast Corporation from 1993 until he founded K-Tronik Industries, Inc. (a predecessor company of K-Tronik N.A.) in 1995.


Gerry Racicot, Director

Gerry Racicot, in addition to being a director of the Company, is director and President of Eiger Technology, Inc. Eiger Technology, Inc., of which K-Tronik N.A. was an operating subsidiary until the closing of the K-Tronik N.A. Agreement, is a diverse manufacturer and distributor of a number of products in the technology and commercial lighting industries. Eiger Technology Inc. is listed for trading on the Toronto Stock Exchange and its shares are also posted for trading through the facilities of the NASD's OTCBB. Gerry Racicot was, from 1988 to 2001, President of ADH Custom Metal Fabricators Inc. and Vision Unlimited Equipment Inc., companies which manufacture and distribute various lighting and other products. ADH Custom Metal Fabricators Inc. recently listed on the TSX Exchange as "Newlook Industries Corp."


Keith Attoe, Director

Keith Attoe, in addition to being a director of the Company, is director and CFO of Eiger Technology, Inc. A chartered accountant by background, Keith Attoe has been with Eiger Technology, Inc. since 1996.


J.K. Lee, Corporate Secretary

J.K Lee, in addition to being Corporate Secretary of the Company, is the controller of K-Tronik N.A.. Before joining K-Tronik N.A. Inc., he worked for Nara Travel as a principal accountant from 1998 to 2000 in Toronto in Canada. Mr. Lee joined K-Tronik in 2000 as an accounting manager.

Item 10.     Executive Compensation

                           Summary Compensation Table

--------------------------------------------------------------------------------
                     Annual Compensation    Long-term compensation
--------------------------------------------------------------------------------
                                                Awards         Payouts
--------------------------------------------------------------------------------
Name and     Year   Salary   Bonus  Other   Restri-  Securities  LTIP  All other
principal             ($)     ($)   Annual  icted   Underlying   Pay   Compen-
position                           Compen-  Stock     options/   outs  sation
                                   sation  Award(s)     SARs     ($)    ($)
                                     ($)     ($)        (#)
    (a)       (b)      (c)    (d)    (e)     (f)        (g)      (h)    (i)
--------------------------------------------------------------------------------
Robert       2001   $165,000   0      0       0          0        0      0
Kim(1)       2002   $180,000   0      0       0          0        0      0
President,
Treasurer &
Director

(1) Robert Kim is paid by the Company's subsidiary, K-Tronik N.A.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of September 30, 2002 (22,573,886 issued and outstanding) by
    (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address        Position      Amount of Stock     Percentage of Class
                                      Beneficially Owned
-----------------------------------------------------------------------------
ETIFF Holdings, LLC  Greater than 5%    14,359,600           63.61%
(Eiger Technology,   shareholder
Inc. subsidiary)

Robert Kim           Director,           6,714,286           29.74%
                     Treasurer and
                     President, Greater
                     than 5% shareholder

Gerry Racicot        Director                  (1)              (1)

Keith Attoe          Director                  (2)              (2)

J.K. Lee             Corporate Secretary        0                0%

Directors, Officers                    21,073,886            93.36%
and 5% stockholders
in total (5 Persons)
-------------------------------------------------------------------



1. No shares of common stock are registered in Gerry Racicot's name. However, as well as being a director of the Registrant, he is a Director and President of Eiger Technology Inc. which, through its wholly owned subsidiary ETIFF Holdings, LLC, owns 14,359,600 shares of common stock of the Registrant. As stated in the table above, ETIFF holds a total of 63.61% of the issued and outstanding stock of the Company.

2. No shares of common stock are registered in Keith Attoe's name. However, as well as being a director of the Registrant, he is a Director of Eiger Technology, Inc. which, through its wholly owned subsidiary ETIFF Holdings, LLC, owns 14,359,600 shares of common stock of the Registrant. As stated in the table above, ETIFF holds a total of 63.61% of the issued and outstanding stock of the Company. Mr. Keith Attoe is also an Officer of ETIFF.

Item 12.     Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

The Share Purchase Agreement described in Description of Business above resulted in the Company issuing to its president and director, Mr. Robert
Kim, shares in exchange for his shares of the Company's subsidiary, K-Tronik N.A. Inc. The closing of the Share Purchase Agreement and the Debt Settlement Agreement also resulted in the issuance of shares to ETIFF Holdings, LLC, a subsidiary of the Company's parent, Eiger Technology, Inc. (of which two of the directors of the Company, Gerry Racicot and Keith Attoe, are directors and officers). At the time of the negotiation of the Share Purchase Agreement and the Debt Settlement Agreement, the Company was not a related party of Robert Kim and Eiger Technology, Inc. The terms of the Share Purchase Agreement and the Debt Settlement Agreement were negotiated between the Company, Robert Kim and Eiger Technology, Inc.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company's affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13.     Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended September 30, 2002.

Item 14.     Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

EXHIBIT INDEX

Number                               Exhibit Description

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3 Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000).

3.4 ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001).

16.1 Change in certifying accountant (incorporated by reference to the Registrant's report on Form 8-K filed on June 6, 2002

99.1 Certifications of chief executive officer and chief financial officer pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             K-TRONIK INTERNATIONAL CORP.


Dated: January 15, 2003                          By:  /s/ Robert Kim
Robert Kim, President and Director,
Tresurer and Principal Accounting
Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: January 15, 2003                    By:  /s/ Gerry Racicot
                                               Gerry Racicot, Director


Dated: January 15, 2003                    By:  /s/ Keith Attoe
                                               Keith Attoe, Director

                       K-TRONIK INTERNATIONAL CORPORATION
                          (Formerly LMC CAPITAL CORP.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       PAGE

Index to Consolidated Financial Statements                             F-1
Reports of Independent Certified Public Accountants              F-2 - F-4
Consolidated Financial Statements
      Balance sheet                                                    F-5
      Statements of operations and comprehensive loss                  F-6
      Statements of changes in stockholders' equity (deficit)          F-7
      Statements of cash flows                                         F-8
      Notes to consolidated financial statements                F-9 - F-17

Report of Independent Certified Public Accountants



Board of Directors
K-Tronik International Corporation
Hackensack, New Jersey


We have audited the accompanying consolidated balance sheet of K-Tronik International Corporation as of September 30, 2002 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tronik International Corporation at September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





BDO Seidman, LLP
Woodbridge, New Jersey
November 7, 2002

               Report of Independent Certified Public Accountants

Board of Directors
K-Tronik Int'l Corporation
290 Vincent Avenue
Hackensack, New Jersey  07601

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year ended September 30, 2001 of K-Tronik International Corporation. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of K-Tronik Asia Corporation, a majority owned subsidiary, which statements reflect total revenues of approximately $5,843,000 for the year ended September 30, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for K-Tronik Asia Corporation, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations, cash flows, and changes in stockholders' equity (deficiency) for the year ended September 30, 2001 of K-Tronik International Corporation in conformity with accounting principles generally accepted in the United States of America.

As described in Note 15, the 2001 consolidated financial statements have been restated as of November 7, 2002 as a result of an error in a prior periods pertaining to recording minority interest.

Smolin, Lupin & Co., P.A.
Fairfield, New Jersey
November 30, 2001, except for Note 15
and the last paragraph above as to which the date is November 7, 2002

BDO
Daejoo Accounting Corporation              629 Daechi-dong Kangnam-ku Seoul
Accountants & Consultants                 135-280 Korea Tel: 82-2-2263-2868
A member of BDO International                            Fax: 82-2-501-0470

Report of Independent Certified Public Accountants

The Board of Directors
K-Tronik Asia Corp.


We have audited the accompanying statements of operations and accumulated deficit, stockholders' equity (deficit), and cash flows for the year ended September 30, 2001 of K-Tronik Asia Corp. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of K-Tronik Asia Corp.'s operations and its cash flows for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




BDO International
Seoul, Korea
November 18, 2001

                          K-TRONIK INTERNATIONAL CORP.
                          (Formerly LMC CAPITAL CORP.)
                           Consolidated Balance Sheet
                               September 30, 2002

                                     ASSETS



Current Assets:                                                           $
Cash and cash equivalents                                              294,484
Accounts receivable, net of an allowance of $18,884                  1,466,753
Inventories                                                          1,684,007
Prepaid expenses                                                       158,736
------------------------------------------------------------------------------
   Total current assets                                              3,603,980
------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation of 342,186     405,581
Security deposits and other                                             77,022
Intangible assets, net of accumulated amortization of 48,019           114,889
------------------------------------------------------------------------------

Total Assets                                                         4,201,472
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                                        1,685,618
Accounts payable                                                     1,359,227
Accrued expenses                                                        90,084
------------------------------------------------------------------------------
   Total Current Liabilities                                         3,134,929
------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
Common stock, $.00001 par value 100,000,000 authorized
shares 22,573,886 issued and outstanding                                  226
Additional paid-in capital                                          5,020,108
Retained deficit                                                   (3,724,139)
Accumulated comprehensive loss, foreign currency
translation adjustment                                               (229,652)
------------------------------------------------------------------------------
   Total stockholders equity                                        1,066,543
------------------------------------------------------------------------------

Total liabilities and stockholders' equity                          4,201,472
=============================================================================

See accompanying notes to consolidated financial statements.

                          K-TRONIK INTERNATIONAL CORP.
                          (Formerly LMC CAPITAL CORP.)
          Consolidated Statements of Operations and Comprehensive Loss


                                                          For the Year Ended
                                                            September 30,
                                                         2002            2001
                                                          $               $
                                                                     (Restated)

Net revenues                                          6,737,719      6,680,622
Cost of revenues                                      5,299,133      5,093,406
-------------------------------------------------------------------------------
Gross profit                                          1,438,586      1,587,216

Selling, general and administrative expenses          2,020,670      2,012,583

Loss from operations                                   (582,084)      (425,367)
-------------------------------------------------------------------------------
Other income (expenses)
   Interest expense                                    (232,165)      (238,826)
   Other income                                           3,731              -
   Loss on sale of equipment                                  -         (9,423)
-------------------------------------------------------------------------------
   Total other income (expenses)                       (228,434)      (248,249)
-------------------------------------------------------------------------------

Loss before income taxes                               (810,518)      (673,616)

Income taxes                                                  -          9,893

Net loss                                               (810,518)      (683,509)

Foreign currency translation adjustments                (88,890)       (91,218)
-------------------------------------------------------------------------------

Comprehensive loss                                     (899,408)      (774,727)
===============================================================================

Basic and diluted net loss per share                      (0.04)         (0.05)
===============================================================================
Weighted average number of common shares
      Outstanding                                    22,573,886     14,285,714
===============================================================================

          See accompanying notes to consolidated financial statements.

                          K-TRONIK INTERNATIONAL CORP.
                          (Formerly LMC CAPITAL CORP.)
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)


                                                                      Total
                                 Additional           Accumulated  Stockholders'
                                  Paid-in   Retained Comprehensive   Equity
                 Shares   Amount  Capital    Deficit     Loss       (Deficit)
--------------------------------------------------------------------------------
                             $        $          $          $             $
Balance at
Sept 30, 2000
     (Restated)  25,000    100,000  1,053,162  (2,237,087)  (49,544) (1,133,469)

Net loss for
the year           -          -           -      (683,509)      -      (683,509)

Foreign currency
translation
adjustment         -          -           -          -      (91,218)    (91,218)

Balance at
September 30,
2001 (Restated)  25,000    100,000  1,053,162  (2,920,596) (140,762) (1,908,196)

Conversion of
parent company
debt to
equity        3,788,172  3,788,172        -          -          -     3,788,172

Recapital-
ization as
a result of
reverse
merger       18,760,714 (3,887,946) 3,966,946       6,975       -        85,975

Net loss
for the year       -          -           -      (810,518)      -      (810,518)

Foreign
Currency
translation
adjustment         -          -           -          -      (88,890)    (88,890)
--------------------------------------------------------------------------------
Balance at
September 30,
 2002        22,573,886        226  5,020,108  (3,724,139) (229,652)  1,066,543
================================================================================






           See accompanying notes to consolidated financial statements.

                          K-TRONIK INTERNATIONAL CORP.
                          (Formerly LMC CAPITAL CORP.)
                      Consolidated Statements of Cash Flows


                                                        For the Year Ended
                                                           September 30,
                                                        2002          2001
-------------------------------------------------------------------------------
                                                          $            $
                                                                    (Restated)
Cash flow from operating activities:

Net loss                                              (810,518)    (683,509)

Adjustments to reconcile net loss to
net cash provided by (used in) operating
activities:
   Amortization and depreciation                       148,814      147,098
   Reserve for inventory obsolescence                  120,000            -
   Bad debt expense                                      5,660       54,494
   Loss on sale of equipment                                 -        9,423
Change in operating assets and liabilities
   Accounts receivable                                (108,800)    (456,901)
   Inventory                                           591,254     (876,099)
   Prepaid expenses                                     (7,307)      27,735
   Security deposits and other                         (22,981)     (11,842)
   Accounts payable and accrued expenses                95,601      540,106
----------------------------------------------------------------------------

Net cash provided by (used in) operating activities     11,723   (1,249,496)
----------------------------------------------------------------------------

Cash flows from investing activities:
   Sales of equipment                                       -        68,856
   Purchase of equipment                               (61,148)    (132,048)
   Patents and intangible assets                          (800)     (11,402)
----------------------------------------------------------------------------

Net cash used in investing activities:                 (61,948)     (74,594)
-----------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds (payments) from notes payable - net        259,007      (16,677)
   Proceeds from loan payable - parent company          78,992    1,230,000
-----------------------------------------------------------------------------

Net cash provided by financing activities              337,999    1,213,323
-----------------------------------------------------------------------------
Effect of exchange rate changes                        (88,890)     (91,218)
-----------------------------------------------------------------------------
Net increase (decrease) in cash
and cash equivalents                                   198,884     (201,985)

Cash and cash equivalents at beginning of period        95,600      297,585
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period             294,484       95,600
==============================================================================
          See accompanying notes to consolidated financial statements.

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

Method of Accounting

The financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America.

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

Inventories

Inventories are stated at the lower of cost or market, determined by the moving weighted average method. An allowance has been provided for obsolescence.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line and accelerated methods over their estimated useful lives that range from three to five years. Repairs and maintenance are charged to expense as incurred.

Patent and Other Intangibles

Patent and other intangibles are recorded at cost and amortized over their estimated useful lives which range from five-to-ten years.

Research and Development Costs

Research and development costs are charged to operations when incurred. Research and development expense totaled $4,903 and $1,365 for the years ending September 30, 2002 and 2001, respectively.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary, KTA, are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' equity.

Advertising Costs

The Company records advertising costs in accordance with SOP 93-7. Advertising costs of $71,674 and $111,129 were recognized as expense for years ended September 30, 2002 and 2001, respectively.

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

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through September 30, 2002.

Fair Value of Financial Instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

Earnings Per Share

The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as no options, warrants or convertible preferred stock have been issued.

Stock Based Compensation

The Company follows SFAS No. 123, Accounting for Stock-Based Compensation. It chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to its employees. No options have been granted to date.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers financial condition while, generally requiring no collateral.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are recognized for differences between the financial statement and income tax basis of assets and liabilities based upon statutory rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of he purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company has not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. The new guidance resolves significant implementation issues related to SFAS No. 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows an exceeds its fair value.

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on the Company's financial statements.

NOTE 2 - Acquisition:

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI acquired 100 % of the issued and outstanding shares of KTNA, which included KTNA's wholly-owned subsidiary KTA, in exchange for 14,285,714 shares of restricted common stock of KTI. As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. ("ETIFF") in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. ("Eiger"), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted and exercised an option to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI. As a result of these transactions, the former shareholders of KTNA own 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI.

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

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The carrying value of KTI's capital stock as December 12, 2001, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:



KTNA capital stock                          $       100,000
KTNA additional paid in capital                   1,132,162
Settlement of amounts due to ETIFF                3,788,172
                                             ---------------

KTI capital stock, September 30, 2002       $     5,020,334


The components of KTI capital stock are made up as follows:

Capital stock (22,573,886 common shares
issued and outstanding)                     $          226
Additional paid-in capital                       5,020,108
                                            --------------

                                           $     5,020,334
                                            ==============

NOTE 3 - Investment in K-Tronik Asia Corporation:

As at September 30, 2001, KTNA had an 86.66% ownership interest in KTA. On December 4, 2001, Eiger acquired the additional 17,199 shares (13.34%) of KTA for $79,000. Eiger then transferred the 17,199 shares to KTNA in exchange for $79,000 which was assigned to ETIFF by Eiger and settled in connection with the amounts due to ETIFF as described in Notes 2 and 8. As a result of this transaction, KTNA owns 100% of KTA and the fixed assets of KTA were stepped-up by the acquisition price of $79,000.

The functional currency of Asia is the Korean Won.


NOTE 4 - Inventories:

Inventories consist of the following at September 30, 2002:

NOTE 5 - Property and Equipment:

Property and equipment consists of the following at September 30, 2002:

Depreciation expense for the years ended September 30, 2002 and 2001 was $139,856 and $109,040, respectively.

NOTE 6 - Intangible Assets:

 Intangible assets consist of the following at September 30, 2002:

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Amortization expense for the years ended September 30, 2002 and 2001 was $14,984 and $14,524, respectively.


NOTE 7 - Notes Payable:

The Company has drawn down $1,157,219 and $1,205,351 as of September 30, 2002 and 2001 under a $1,500,000 revolving credit line with Business Alliance Capital Corporation ("Alliance"), which is due on demand. The line of credit is secured by equipment, general intangibles, accounts receivables, inventory, and stockholder guarantees of $250,000. The line expires June 30, 2003. The availability of funds is limited to percentages of eligible accounts receivable and inventory. Interest, which is payable monthly, is computed at 1.5 percent above Alliance's prime rate. The finance fees, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum outstanding balance of $200,000.

KTA has drawn down $528,399 and $221,260 under a separate revolving line of credit of $600,000 at September 30, 2002 and 2001, respectively with Woori Bank
(Formely Hanvit Bank) in Korea.   The line of credit is secured by equipment,
accounts receivables and inventory. Interest, which is payable upon borrowing,
is charged at an adjustable rate, currently 7.02% per annum.   The line of
credit expires May 29, 2003.

The Company extended its credit facilities through May 29, 2003. The Company expects that its working capital needs will require it to obtain new revolving credit facilities by May 29, 2003, when the credit facilities mature, whether by extending, renewing, replacing or otherwise refinancing the facilities.
While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, Eiger has committed to provide theCompany with the necessary financing to continue its operations through 2003. Eiger has supported the Company in the past by providing it with working capital.

NOTE 8 - Capital Stock:

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of September 30, 2002 the Company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of September 30, 2002 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 - Commitments and Contingencies:

The Company assumed a lease of its office space located in Hackensack, New Jersey, which expires November 30, 2003. The lease contains a provision requiring the Company to pay property taxes and operating expenses, which exceed base year amounts. KTA occupies a factory located in South Korea under a lease, which expires March 31, 2004. Total rent expense was approximately $67,900 and $105,500 for the years ended September 30, 2002 and 2001, respectively.

Future minimum annual rent payments under these leases are as   follows:

NOTE 10 - Major Customer:

One customer accounted for approximately 15% and 11% of sales for the years ended September 30, 2002 and 2001, respectively, and 14% and 8% of accounts receivables as of September 30, 2002 and 2001, respectively.

NOTE 11 - Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. A deferred tax asset valuation allowance has been provided to entirely offset deferred tax assets due to the uncertainty regarding the realization of these assets based on future probability. Differences between income tax benefits computed at the federal statutory rate and reported income taxes in 2001 are primarily attributed to net operating loss carryforwards, the loss on income from foreign subsidiary and other permanent differences. At September 30, 2002 the Company had net operating loss carryforwards of $1,550,000 available to offset future taxable income expiring through 2007. The tax effects of temporary differences at September 30, 2002 are as follows:

Deferred tax assets:

Allowance for doubtful accounts             $      5,100
Net operating losses                             467,000
Allowance for inventory obsolescence              40,800
Retirement and severance benefits                 16,000
Depreciation and Amortization                      7,100
                                            ------------
     Total deferred tax assets                   536,000
     Less valuation allowance                   (536,000)
                                            ------------
                                            $          -
                                            =============
NOTE 12 - Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave K-Tronik Asia Corporation. It is not the policy of K-Tronik Asia Corporation to fund retirement and severance benefits accrued. However, provision in the amount of approximately $47,000 and $44,000 at September 30, 2002 and 2001, respectively, has been made in the accompanying financial statements for the estimated accrued liability under the plan, which would be payable if all employees left on the balance sheet date.

NOTE 13 - Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the years ended September 30, 2002 and 2001 was $233,704 and $203,033, respectively.


NOTE 14 - Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis.

The table below presents information by geographic location:

                                               2002           2001
Revenues:
     United States                       $  6,282,165    $ 6,167,462
     Asia and other                           455,554        513,160
                                        -----------------------------
                                         $  6,737,719    $ 6,680,622

Long-lived assets
     United States                       $     21,442              -
     Asia and other                           384,139
                                        ---------------
                                         $    405,581
                                         ==============


Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

NOTE 15 - Prior Period Adjustment

The accompanying consolidated financial statements for the year ended September 30, 2001 have been restated to correct an error in the accounting for the minority interest made in that year and in prior years. The effect of the restatement was to increase the net loss for 2001 by $116,134 and opening retained deficit at September 30, 2000 by $582,065.








Exhibit       99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of K-Tronik International Corp. (the "Company") on Form 10-KSB for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:  /s/ Robert Kim
Robert Kim, President, Treasurer and
Director, and Principal Accounting
Officer






FORM OF OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302
______________________________

      The undersigned President and Treasurer of K-Tronik International, Corp., hereby certifies that:

      1.    he has reviewed the report;

      2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3.    based on  his  knowledge,  the  financial  statements,   and  other
financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

      4.    he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

            d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

      5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

      6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           /s/ Robert Kim
                                               Robert Kim
                                          President and Treasurer


 <END>