Form 10QSB
period 2002-12-31
K TRONIK INTERNATIONAL CORP
filed 2003-02-18
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER: 000-31639

                           K-TRONIK INTERNATIONAL CORP.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                        88-0436364
--------------------------------              ---------------------------------
(State or other jurisdiction of               IRS Employer (Identification No.)
 incorporation or organization)

           290 Vincent Avenue, 3rd floor Hackensack, New Jersey 07601
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                   (201) 488-4600
                          -------------------------------
                         (Registrant's telephone number)

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

As of December 31, 2002, the Registrant had 22,573,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  []  No [x]

               K-TRONIK INTERNATIONAL CORPORATION
                  (Formerly LMC CAPITAL CORP.)

                            INDEX
                                                        PAGE
PART I -  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002         2

INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002               3

INTERIM CONSOLIDATED STATEMENTS OF CASH
FLOWS THE THREE MONTHS ENDED
DECEMBER 31, 2002                                          4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS    12

Part II -   OTHER INFORMATION                             15

PART I -  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     K-TRONIK INTERNATIONAL CORP.
                     (Formerly LMC CAPITAL CORP.)
                      Consolidated Balance Sheet
                          December 31, 2002
                             (Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                              $   59,645
Accounts receivable - net                               1,085,117
Inventories                                             1,280,659
Prepaid expenses                                          165,014
                                                       ----------
Total current assets                                    2,590,435
                                                       ----------
PROPERTY AND EQUIPMENT - net                              410,848
                                                       ----------

OTHER ASSETS:

Security deposits and other                                86,591
Intangible assets - net                                   111,142
                                                       ----------
Total other assets                                        197,733
                                                       ----------

TOTAL ASSETS                                        $   3,199,016


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes payable                                       $   1,279,532
Accounts payable and accrued expenses                   1,126,906
                                                    -------------
Total current liabilities                               2,406,438
                                                    -------------

TOTAL LIABILITIES                                       2,406,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock                                                  226
Additional paid - in capital                            5,020,108
Accumulated deficit                                    (3,987,882)
Accumulated comprehensive loss, foreign
   currency translation adjustment                       (239,874)
                                                        ----------
TOTAL STOCKHOLDERS' EQUITY                                792,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  3,199,016
                                                    ==============

See notes to consolidated financial statements

                     K-TRONIK INTERNATIONAL CORP
                     (Formerly LMC CAPITAL CORP)
Consolidated Statement of Operations and Comprehensive Loss
                          December 31, 2002
                             (Unaudited)

                                              Three Months Ended
                                                 December 31,
                                           -----------------------
                                             2002           2001
                                           -----------------------
Net Revenues                             $  1,267,984    $  1,444,723
Cost of revenues                              961,536       1,074,341
                                           ----------     -----------
Gross profit                                  306,448         370,382
Selling, general and
  administrative expenses                     516,076         434,047
                                           ----------     -----------
Loss from operations                         (209,628)       (63,665)
                                           ----------     -----------
Other income (expense)
  Interest income                                 328           -
  Interest expense                            (54,443)       (54,994)
  Research and development                       -              -
                                           ----------     -----------
  Total other income (expense)                (54,115)       (54,994)
                                           ----------     -----------
Net loss                                     (263,743)      (118,659)
Foreign currency
  translation adjustments                     (10,222)       (17,328)
                                           ----------     ----------
Comprehensive loss                        $  (273,965)   $  (135,987)
                                           ==========     ==========
Basic and diluted net loss per share      $     (0.01)   $     (0.01)
                                           ==========     ==========
Weighted average number of
  common shares outstanding                22,573,866     16,087,491
                                           ==========     ==========

See notes to consolidated  financial statements.

                     K-TRONIK INTERNATIONAL CORP
                     (Formerly LMC CAPITAL CORP)
               Consolidated Statement of Cash Flows
                          December 31, 2002
                             (Unaudited)

                                              Three Months Ended
                                                 December 31,
                                           -----------------------
                                             2002           2001
                                           -----------------------
Cash flow from operating activities:
Net loss                                  $  (263,743)   $  (118,659)
Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:

     Amoritization and Depreciation            45,024         27,703
     Bad Debt Expense                          10,000           -
     Net Change in Operating Assets
       and Liabilities
     Accounts Receivable                      371,636        218,319
     Inventories                              403,348        (72,474)
     Prepaid Expenses                          (6,278)        21,561
     Security deposits and other               (9,569)       (28,650)
     Accounts Payable and Accrued Expenses   (322,405)      (212,584)
                                            ---------      ---------
Net cash provided by (used) in
  perating activities                         228,013       (164,784)
                                            ---------      ---------

Cash flows from investing activities:
  Purchase of Equipment                       (46,352)          -
  Purchase of Intangible Assets                  (192)          (800)
                                            ---------      ---------
Net cash  used in investing activities:       (46,544)          (800)
                                            ---------      ---------
Cash flows from financing activities:
  Proceeds (repayments) from
Notes Payable - Net                          (406,086)       100,166
Proceeds from Loan Payable - Parent Company      -            78,992
                                             ---------     ---------

Net cash provided by (used in)
  financing activities                       (406,086)       179,158
                                             ---------     ---------
Effect of Exchange Rate Changes               (10,222)       (17,328)
                                             ---------     ---------
Net  decrease in cash and cash equivalents   (234,839)        (3,754)
Cash and cash equivalents at
  beginning of period                         294,484         95,600
                                             --------      ---------
Cash and cash equivalents at end of period  $  59,645       $ 91,846
                                            =========       ========


See notes to consolidated  financial statements.

                     K-TRONIK INTERNATIONAL CORP
                     (Formerly LMC CAPITAL CORP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2002


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

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int'l Corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int'l Corporation which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation ("KTA"), a Korean corporation. In connection with this transaction, K-Tronik Int'l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. ("KTNA").

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
the instructions to Form  10-QSB of  Regulation S-B.   They do not  include all
information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2003 and in conjunction with the Company's filings on Forms 8K and 8-K/A dated December 4, 2001, January 11, 2002, February 7, 2002, March 7, 2002 and May 15, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2003.

Method of Accounting

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Sales to customers are FOB shipping point.  As a result the Company recognizes
sales when products are shipped.   The  Company  establishes  an allowance for
doubtful accounts based upon factors surrounding the credit risk of its customers, historical trends, and other information.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjust-ments are reflected as a separate component of stockholders' equity.

Advertising Costs

The Company records advertising costs in accordance with SOP 93-7. Advertising costs of $11,528 and $7,679 were recognized as expense for the three months ended December 31, 2002 and 2001, respectively.

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

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company provides credit to a substantial number of its customers and performs ongoing credit evaluations of those customers financial condition while, generally requiring no collateral.

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

The carrying value of KTI's capital stock at December 12, 2001, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:

      KTNA capital stock                      $    100,000
      KTNA additional paid in capital            1,132,162
      Settlement of amounts due to ETIFF         3,788,172
                                              ------------
      KTI capital stock, December 12, 2001    $  5,020,334
                                              ============
The components of KTI capital stock are made up as follows:

      Capital stock (22,573,886 common
      shares issued and outstanding)          $        226
      Additional paid-in capital                 5,020,108
                                              ------------
                                              $  5,020,334
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

The functional currency of KTA is the Korean Won.

NOTE 4 - Inventories:

Inventories consist of the following:

Raw Materials                      $   214,827
Finished Goods                       1,065,832
                                   -----------
Total                              $ 1,280,659
                                   -----------

NOTE 5 - Property and Equipment:

Property and equipment consists of the following:

Transportation Equipment            $   38,884
Computer Equipment                      74,298
Tools                                  193,900
Furniture and Fixtures                  59,752
Machinery and Equipment                427,285
                                    ----------
  Total                                794,119
  Less:  Accumulated Depreciation      383,271
                                    ===========
Total                               $  410,848
                                    ===========

NOTE 6 - Intangible Assets:

Intangible assets consist of the following:

Intangible Assets                   $  162,908
Accumulated Amortization               (51,766)
                                   -----------
Net Amount                          $  111,142
                                   ===========

NOTE 7 - Notes Payable:

The Company has drawn down $761,262 as of December 31, 2002 under a $1,500,000 revolving credit line with Business Alliance Capital Corporation ("Alliance"), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of $250,000. The line expires June 30, 2003. The availability of funds is limited to percentages of eligible accounts receivable and inventory. Interest, which is payable monthly, is computed at 1.5 percent above Alliance's prime rate (4.25% at December 31, 2002). The finance fees, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum outstanding balance of $200,000. The loan agreement contains financial and non-financial covenants. The Company was in violation of certain of these covenants as of December 31, 2002 and 2001. The Company obtained a waiver from Alliance on February 13, 2003 for the violation at December 31, 2002 and on April 16, 2002 for the violation at December 31, 2001.

KTA has drawn down approximately $518,270 under a revolving line of credit of $600,000 at December 31, 2002 with Woori Bank (Formerly Hanvit Bank) in Korea. The line of credit is secured by equipment, accounts receivables and inventory. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.2% per annum. The line expires May 29, 2003.

NOTE 8 - Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of December 31, 2002 the company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of December 31, 2002 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 - Commitments and Contingency:

The Company assumed a lease of its office space  located in  Hackensack,  New
Jersey which expires November 30, 2003.    The  lease  contains  a  provision
requiring the company to pay property taxes and operating expenses which exceed base year amounts. KTA occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $16,575 and $19,769 for the three-month periods ended December 31, 2002 and 2001, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

       September 30
       ------------
         2003                      $  61,000
         2004                         27,000
                                   ---------
                                   $  88,000
                                   =========

NOTE 10 - Major Customer:

One customer accounted for approximately 11% of sales for the three months ended December 31, 2002 and accounted for 15% of accounts receivables as of December 31, 2002.

NOTE 11 - Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes.
The significant component of the Company's deferred tax asset is the losses in the foreign subsidary. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 12 - Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are
entitled to lump-sum payments based on local labor laws.   Provision in the
amount of approximately $34,500 has been made at December 31, 2002 for the estimated accrued liability under the plan, based upon average rates of pay and length of service.

NOTE 13 - Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the three-months ended December 31, 2002 and 2001 was $54,443 and $54,994, respectively.

NOTE 14 - Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent
lighting fixtures, which is managed on a geographic basis.    The  table below
presents information by geographic location:


                                                2002                   2001
Revenues:
     United States                         $ 1,145,999           $   1,429,030
     Asia and other                            121,985                  15,693
                                           -----------            ------------
                                           $ 1,267,984           $   1,444,723
                                           ===========           =============

Long-lived assets
     United States                         $    40,586
     Asia and other                            370,262
                                           -----------
                                           $   410,848
                                           ===========

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.



ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


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

Critical Accounting Policies

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of our customers, historical trends, and other information.

Results of Operation:

Three Months ended December 31, 2002 ("2002 period") Compared to Three Months Ended December 31, 2001 ("2001 period").

Net Sales

The Company reported net sales of $1,268,000 for the 2002 period, a decrease of $177,000 or 12% from the $1,445,000 in sales reported for the 2001 period. The sales decrease was mainly attributed to delays in receiving inventory from its new supplier, thereby not being able to fulfill orders. Additionally, the US economy was relatively unstable during the 2002 period and building slowed as a result of political and economical uncertainties. Management expects that its sales will increase for the remainder of the fiscal year ended September 30, 2003.

Gross Profit

The Company's gross profit decreased to $306,000 in the 2002 period compared to $370,000 in the 2001 period as a result of decreased sales volume. In addition, the overall gross margin decreased slightly to 24% for the 2002 period compared to 25.6% in the 2001 period. This decrease was primarily attributed to the new manufacturing arrangement whereby, certain manufacturing previously performed by the Company is now being outsourced. The Company incurred additional exporting costs and setup costs that negatively impacted the gross margin. The Company anticipates that the margin will increase through the end of its fiscal year which ends September 30, 2003 as the new outsourcing arrangement becomes fully implemented.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $516,000 in the 2002 period, an increase of $82,000 or 19% from $434,000 reported in the 2001 period. KTA accounted for $52,000 of this increase as it incurred significant costs related to increased provisions for severance and other benefits as it reduced its employee work force, increased travel and entertainment cost and increased commission costs and export expenses. Overall depreciation and amortization increased by $18,000 as depreciation on newly acquired assets and assets acquired in 2002 were being depreciated.

Interest and Other Expenses

Interest and other expenses decreased slightly to $54,000 for the 2002 period
compared to    $55,000 in the 2001 period primarily due to a decrease  in the average amount borrowed.

Net Loss

The Company reported a net loss attributable to common shareholders of $(264,000) for the 2002 period as compared to net loss of $(119,000) for the 2001 period as a result of those items discussed above.

Liquidity and Capital Resources

At December 31, 2002, the Company had working capital of $184,000 and $60,000 In cash and cash equivalents.

Net cash provided by operating activities for the 2002 period was $228,000 as compared to net cash used in operations of $(165,000) during the 2001 period. A decrease in accounts receivable and inventories were the primary sources of operating cash and the decrease in accounts payable and accrued expenses was the primary use of cash in the 2002 period.

Investing activities for the 2002 period included purchases of $46,000 of computer equipment, machinery and equipment and tools.

Financing activities in the 2002 period included repayments of the Company's revolving credit lines totaling $406,000.

The Company has working  capital  facilities  of  $2  million  with asset-based
lenders.    Borrowings  under these  facilities  bear  interest at the lender's
prime rate plus 1.5%.    At December 31, 2002 borrowings under these facilities
was $1,280,000. At December 31, 2002, the loans have been classified as current in the accompanying balance sheet because the facilities mature in less than one year.

Management believes, based upon current circumstances, its pledge of continued support from its parent company and assuming that it is able to renew its credit facilities that expire through June 2003, that it has adequate capital resources to support expected operating levels for the next twelve months.

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

The Company maintains borrowings under working capital credit facilities with asset-based lenders that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime rate. There are no other material qualitative or quantitative market risks particular to the Company

                            PART II - OTHER INFORMATION

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

                               K-TRONIK INTERNATIONAL CORP.

Dated: February 14, 2003       By:  /s/ Robert Kim
                               ---------------------------
                               Robert Kim,
                               President and Director

                 FORM OF OFFICER'S CERTIFICATE
                   PURSUANT TO SECTION 302
                 ______________________________

      The undersigned President and Treasurer of K-Tronik International, Corp., hereby certifies that:

      1.    he has reviewed this quarterly report on Form 10-QSB;

      2. based on his knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. based on his knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

      4.    he and the other certifying officers:

            a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

            b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this quarterly report is being prepared;

            c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

            d. have presented in this quarterly report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

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

      6. he and the other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           /s/ Robert Kim
                           ----------------------
                           Robert Kim
                           President and Treasurer
