Form 10QSB
period 2003-03-31
K TRONIK INTERNATIONAL CORP
filed 2003-05-15
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31639

K-TRONIK INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0436364
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

290 Vincent Avenue, 3rd floor Hackensack, New Jersey 07601
(Address of principal executive offices)

(201) 488-4600
(Registrant’s telephone number)

LMC Capital Corp.
Suite 2602 – 1111 Beach Ave Vancouver, BC Canada V6E 1T9
Former Fiscal Year ending December 31
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of March 31, 2003, the Registrant had 22,573,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

K-TRONIK INTERNATIONAL CORPORATION
(Formerly LMC CAPITAL CORP.)

INDEX

		PAGE

PART I -	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEET AS OF
	MARCH 31, 2003	4

	INTERIM CONSOLIDATED STATEMENTS OF
	OPERATIONS FOR THE SIX MONTHS AND THREE
	MONTHS ENDED MARCH 31, 2003	5

	INTERIM CONSOLIDATED STATEMENTS OF CASH
	FLOWS THE SIX MONTHS ENDED MARCH 31, 2003	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE
	ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II -	OTHER INFORMATION	18

ITEM 1.	LEGAL PROCEEDINGS.

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

SIGNATURES

EXHIBIT INDEX

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
Consolidated Balance Sheet
March 31, 2003
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,435
Accounts receivable – net	1,618,522
Inventories	1,189,397
Prepaid expenses	139,247

Total current assets	2,996,601

PROPERTY AND EQUIPMENT – net	403,719

OTHER ASSETS:
Security deposits and other	78,567
Intangible assets – net	115,400

Total other assets	193,967

TOTAL ASSETS	$3,594,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,731,710
Accounts payable and accrued expenses	1,089,605

Total Current Liabilities	2,821,315

TOTAL LIABILITIES	2,821,315

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	226
Additional paid – in capital	5,020,108
Accumulated deficit	(4,034,724)
Accumulated comprehensive loss, foreign
currency translation adjustment	(212,638)

TOTAL STOCKHOLDERS’ EQUITY	772,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,594,287

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
Consolidated Statements of Operations
March 31, 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net Revenues	$1,838,753	$1,702,772	$3,106,737	$3,147,495
Cost of revenues	1,329,248	1,313,784	2,290,784	2,388,125

Gross profit	509,505	388,988	815,953	759,370

Selling, general and administrative expenses	508,261	460,682	1,024,337	887,701

Income (loss) from operations	1,244	(71,694)	(208,384)	(128,331)

Other income (expenses)
Interest income	13	345	341	345
Interest expenses	(48,099)	(54,138)	(102,542)	(109,132)

Total other income (expenses)	(48,086)	(53,793)	(102,201)	(108,787)

Net loss	(46,842)	(125,487)	(310,585)	(237,118)

Foreign currency translation adjustment	27,236	(12)	17,014	(17,340)

Comprehensive loss	$(19,606)	$(125,499)	$(293,571)	$(254,458)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	22,573,866	22,573,866	22,573,866	19,330,678

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
Consolidated Statements of Cash Flows
March 31, 2003
(Unaudited)

	Six Months Ended
	March 31,

	2003	2002

Cash flow from operating activities:

Net loss	$(310,585)	$(237,118)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,297	73,060
Reserve for inventory obsolescence	(10,000)	-
Bad debt expense	10,000	-
Changes in operating assets and liabilities
Accounts receivable	(161,769)	27,999
Inventories	504,610	178,085
Prepaid expenses	19,489	20,022
Security deposits	(1,545)	(10,714)
Accounts payable and accrued expenses	(359,706)	(255,208)

Net cash used in operating activities	(238,209)	(203,874)

Cash flows from interesting activities:
Purchase of equipment	(61,290)	(1,588)
Intangible assets	(8,656)	(800)

Net cash used in investing activities:	(69,946)	(2,388)

Cash flows from financing activities:
Proceeds from loan payable – parent company	-	78,992
Proceeds from notes payable	46,092	156,978

Net cash provided by financing activities	46,092	235,970

Effect of Exchange Rate Changes	17,014	(17,340)

Net increase (decrease) in cash and cash equivalents	(245,049)	12,368

Cash and cash equivalents at beginning of period	294,484	95,600

Cash and cash equivalents at end of period	$49,435	$107,968

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 1 – Summary Of Significant Accounting Policies:

Nature of Business and Basis of Presentation

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 12, 2001 the Company changed its name to K-Tronik International Corp. (“KTI” or the “Company”).

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int’l Corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int’l Corporation which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation (“KTA”), a Korean corporation. In connection with this transaction, K-Tronik Int’l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. (“KTNA”).

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2003 and in conjunction with the Company’s filings on Forms 8K and 8-K/A dated December 4, 2001, January 11, 2002, February 7, 2002, March 7, 2002 and May 15, 2002. In the opinion of management, all

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the six months ended March 31, 2003 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2003.

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

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of its customers, historical trends, and other information.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders’ equity.

Advertising Costs

The Company records advertising costs in accordance with SOP 93-7. Advertising costs of $16,778 and $28,753 were recognized as expense for the six months ended March 31, 2003 and 2002, respectively.

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

Long-Lived Assets

In August 2001, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued, superseding SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be disposed of.” Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company’s financial position and results of operations have not been affected by the adoption of SFAS 144.

Fair Value of Financial Instruments

Financial instruments reported in the Company’s consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are recognized for differences between the financial statement and income tax basis of assets and liabilities based upon statutory rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 2 – Acquisition:

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI acquired 100 % of the issued and outstanding shares of KTNA, which included KTNA’s wholly-owned subsidiary KTA, in exchange for 14,285,714 shares of restricted common stock of KTI. As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. (“ETIFF”) in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. (“Eiger”), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted an option, which has been exercised, to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI. As a result of these transactions, the former shareholders of KTNA own 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

The carrying value of KTI’s capital stock at December 12, 2001, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:

KTNA capital stock	$100,000
KTNA additional paid in capital	1,132,162
Settlement of amounts due to ETIFF	3,788,172

KTI capital stock, December 12, 2001	$5,020,334

The components of KTI capital stock are made up as follows:

Capital stock (22,573,886 common shares issued and outstanding)	$226
Additional paid-in capital	5,020,108

$5,020,334

NOTE 3 – Investment In K-Tronik Asia Corporation:

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

The functional currency of KTA is the Korean Won.

NOTE 4 – Inventories:

Inventories consist of the following:

Raw Materials	$205,825
Finished Goods	983,572

Total	$1,189,397

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 5 – Property and Equipment:

Property and equipment consists of the following:

Transportation Equipment	$37,255
Computer Equipment	77,618
Tools	220,998
Furniture and Fixtures	57,247
Machinery and Equipment	415,939

Total	809,057
Less: Accumulated Depreciation	405,338

Total	$403,719

NOTE 6 – Intangible Assets:

Intangible assets consist of the following:

Regulatory Approval	$171,564
Accumulated Amortization	(56,164)

Net Amount	$115,400

NOTE 7 – Notes Payable:

The Company has drawn down $1,101,186 as of March 31, 2003 under a $1,500,000 revolving credit line with Business Alliance Capital Corporation (“Alliance”), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of $250,000. The line expires June 30, 2003. The availability of funds is limited to percentages of eligible accounts receivable and inventory. Interest, which is payable monthly, is computed at 1.5 percent above Alliance’s prime rate (4.25% at March 31, 2003). The finance fees, also charged to interest expense and payable monthly, are charged at an amount equal to one-half of one percent of the average outstanding balance of the previous month based on a minimum outstanding balance of $200,000. The loan agreement contains financial and non-financial covenants.

KTA has drawn down approximately $518,783 under a revolving line of credit of $600,000 at March 31, 2003 with Woori Bank (Formerly Hanvit Bank) in Korea. The line of credit is secured by equipment, accounts receivables and inventory. Interest, which is payable upon

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

borrowing, is charged at an adjustable rate, currently 7.6% per annum. The line expires May 29, 2003.

In February 2003, KTA was advanced $111,741 by one of its employees. The advance is non- interest bearing and is payable on demand.

NOTE 8 – Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of March 31, 2003 the Company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of March 31, 2003 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2003. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. Asia occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $37,991 and $31,950 for the six-month periods ended March 31, 2003 and 2002, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

September 30,

2003	$61,000
2004	27,000

$88,000

NOTE 10 – Major Customer:

Two customers accounted for approximately 24% of sales for the six months ended March 31, 2003 and accounted for 33% of accounts receivables as of March 31, 2003. One customer accounted for approximately 12% of sales for the six months ended March 31, 2002.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE 11 – Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The significant component of the Company’s deferred tax asset is the losses in the foreign subsidary. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on local labor laws. Provision in the amount of approximately $43,400 has been made at March 31, 2003 for the estimated accrued liability under the plan, based upon average rates of pay and length of service.

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the six-months ended March 31, 2003 and 2002 was $102,542 and $109,132, respectively.

NOTE 14 – Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis. The table below presents information by geographic location:

	2003	2002
Revenues:
United States	$2,713,928	$3,087,167
Asia and other	392,809	60,328

	$3,106,737	$3,147,495

Long-lived assets
United States	$40,061
Asia and other	363,658

	$403,719

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The statements contained herein, other than historical information, are or may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and involve factors, risks and uncertainties that may cause the Company’s actual results to differ materially from such statements. These factors, risks and uncertainties, include the relatively short operating history of the Company; market acceptance and availability of products and services; the impact of competitive products, services and pricing; possible delays in the shipment of new products; and the availability of sufficient financial resources to enable the Company to expand its operations.

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

Results of Operation:

Three Months ended March 31, 2003 (“2003 period”) Compared to Three Months Ended March 31, 2002 (“2003 period”).

Net Sales and Gross Profit

The Company reported net sales of $1,839,000 for the 2003 period, an increase of $136,000 or 8% from the $1,703,000 in sales reported for the 2002 period. The sales increase was mainly attributed to increase sales to companies outside the US as well the Company’s new supplier producing and making available product in more timely fashion. Management expects that its sales will increase for the remainder of the fiscal year ended September 30, 2003.

The Company’s gross profit increased to $510,000 in the 2003 period compared to $389,000 in the 2002 period as a result of increased sales volume and lower amounts paid for products purchased. In addition, the overall gross margin increased to 28% for the 2003 period compared to 23% in the 2002 period. This increase was primarily attributed to the new manufacturing arrangement whereby, certain manufacturing previously performed by the Company is now being outsourced at lower costs. This arrangement started in the Company’s first quarter ended December 31, 2002 and was more established during the 2003 period. The Company anticipates that the margin will continue to improve through the end of its fiscal year which ends September 30, 2003 as the new outsourcing arrangement becomes fully implemented.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $508,000 in the 2003 period, an increase of $47,000 or 10% from $461,000 reported in the 2002 period. The increase is primarily attributable to an increase in wages and payroll related costs resulting from an increase in staff at the corporate headquarters as well as an increase in travel related costs associated with overseas travel to the new supplier and increased professional fees.

Interest and Other Expenses

Interest and other expenses decreased to $48,000 for the 2003 period compared to $54,000 in the 2002 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(47,000) for the 2003 period as compared to net loss of $(125,000) for the 2002 period as a result of those items discussed above.

Results of Operation:

Six Months Ended March 31, 2003 ("2003 period") Compared to Six Months Ended March 31, 2002 ("2002 period").

Net Sales and Gross Profit

The Company reported net sales of $3,107,000 for the 2003 period, an decrease of $40,000 or 1% from the $3,147,000 in sales reported for the 2002 period. The decrease in sales is attributed to slow sales in the first quarter which resulted from a weak economy and changes in the Company’s production from in-house to outsourcing. The Company expects sales to remain at or exceed its second quarter level for the remainder of the fiscal year ended September 30, 2003.

The Company’s gross profit increased to $816,000 in the 2003 period compared to $759,000 in the 2002 period as a result of lower amounts paid for products purchased. In addition, the overall gross margin increased to 26% for the 2003 period compared to 24% in the 2002 period. This increase was primarily attributed to the new manufacturing arrangement whereby, certain manufacturing previously performed by the Company is now being outsourced at lower costs. This arrangement started in the Company’s first quarter ended December 31, 2002,and was more established during the 2003 period. The Company anticipates that its margin will continue to improve through the end of its fiscal year which ends September 30, 2003 as the new outsourcing arrangement becomes fully implemented.

..

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $1,024,000 in the 2003 period, an increase of $136,000 or 15% from $888,000 reported in the 2002 period. The increase is primarily attributable to an increase in provisions for severance and other benefits for KTA as it reduced its employee work force, increased commissions and export expenses as KTA increased its sales activities in the 2003 period. Wages and payroll related costs also increased as a result of an increase in staff at the corporate headquarters as well as an increase in travel related costs associated with overseas travel and increased professional accounting and legal fees.

Interest and Other Expenses

Interest and other expenses decreased to $102,000 for the 2003 period compared to $109,000 in the 2002 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest..

Net Loss

The Company reported a net loss attributable to common shareholders of $(310,000) for the 2003 period as compared to net loss of $(237,000) for the 2002 period as a result of those items discussed above.

Liquidity and Capital Resources

At March 31, 2003, the Company had working capital of $176,000 and $49,000 in cash and cash equivalents.

Net cash used in operating activities for the 2003 period was $(238,000) as compared to net cash used in operations of $(204,000) during the 2002 period. A decrease in inventories and prepaid expenses were the primary sources of operating cash and the decrease in accounts payable and accrued expenses and the increase in accounts receivables were the primary uses of cash in the 2003 period.

Investing activities for the 2003 period included purchases of $61,000 of computer equipment, machinery and equipment, tools and $9,000 related to costs associated with intangible assets.

Financing activities in the 2003 period included proceeds from the Company’s revolving credit lines totaling $46,000.

The Company has working capital facilities of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender’s prime rate plus 1.5%. At March 31, 2003 borrowings under these facilities was $1,732,000. At March 31, 2003, the loans have been classified as current in the accompanying balance sheet because the facilities mature in less than one year.

Management believes, based upon current circumstances, its pledge of continued support from its parent company and assuming that it is able to renew its credit facilities that expire through June 2003, that it has adequate capital resources to support expected operating levels for the next twelve months.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company maintains borrowings under working capital credit facilities with asset-based lenders that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the “prime rate. There are no other material qualitative or quantitative market risks particular to the Company.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14 (C) and 15-d-14 (C) as of a date (the “Evaluation Date”) within 90 days of filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

K-TRONIK INTERNATIONAL CORP.

Dated: May ____, 2003	By: /s/ Robert Kim
Robert Kim, President and Director

Dated: May ____, 2003	By: /s/ Kenneth Edwards
Chief Financial Officer and principle
Accounting Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

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

/s/ Robert Kim
Robert Kim
President and Treasurer

FORM OF OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302
______________________________

The undersigned Chief Financial Officer of K-Tronik International, Corp., hereby certifies that:

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

/s/ Kenneth Edwards
Kenneth Edwards
Chief Accounting Officer
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000).

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001).