Form 10KSB/A
period 2002-09-30
K TRONIK INTERNATIONAL CORP
filed 2003-06-11
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                   AMENDMENT

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


                                      F-14
The Company has no stock options outstanding as of September 30, 2002 and has not recorded any stock-based compensation in the current period or in any prior period.

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


                                       F-15


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

                                            K-TRONIK INTERNATIONAL CORP.


Dated: May 30, 2003                    By:  /s/ Robert Kim
                                            Robert Kim, President, Treasurer,
                                            Director/Principal Accounting
                                            Officer/Principal Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: May 30, 2003                    By:  /s/ Gerry Racicot
                                            Gerry Racicot, Director


Dated: May 30, 2003                    By:  /s/ Keith Attoe
                                            Keith Attoe, Director

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


By:  /s/ Robert Kim
Robert Kim, President, Treasurer,
Director/Principal Accounting
Officer/Principal Financial Officer

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



                                        /s/ Robert Kim
                                       ------------------------
                                            Robert Kim
                                            President, Treasurer, Director/
                                            Principal Accounting Officer/
                                            Principal Financial Officer


 <END>