Form 10QSB/A
period 2001-12-31
K TRONIK INTERNATIONAL CORP
filed 2003-06-12
CIK 1125053

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

                                              K-TRONIK INTERNATIONAL CORP.

Dated: May 30, 2003                           By: /s/ Robert Kim
                                              Robert Kim, President and Director
                                              Treasurer,
                                              Principal Accounting Officer
                                              and Principal Financial Officer


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