Form 10QSB/A
period 2002-06-30
K TRONIK INTERNATIONAL CORP
filed 2003-06-12
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
                                AMENDMENT

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

Interest and Other Expenses

Interest and other expenses increased to $164,453 for the 2002 period compared to $113,506 for the 2001 period. The increase was primarily attributed to the fact that the minority interest in subsidiaries is no longer applicable as a result of the Company purchasing the remaining outstanding interest of K-Tronik Asia as well as a decrease in the borrowing of funds in the 2002 period which resulted in interest expense decreasing to $160,404 in the 2002 period versus $183,953 in the 2002 period versus $183,953 in the 2002 period.

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

                                         K-TRONIK INTERNATIONAL CORP.

Dated: May 30, 2003                        By:  /s/ Robert Kim
                                           Robert Kim, President, Treasurer
                                           Director/Principal Accounting
                                           Officer/Principal Financial Officer

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

Dated this 30th day of May, 2003

/s/ Robert Kim
--------------------------------
Robert Kim, President, Treasurer, Director/
Principal Accounting Officer/
Principal Financial Officer





<END>