Form 10KSB
period 2001-09-30
K TRONIK INTERNATIONAL CORP
filed 2003-06-16
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT OF 1934

For the transition period from January 1, 2001 to September 30, 2001

COMMISSION FILE NUMBER: 000-31639

K-TRONIK INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	88-0436364
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

290 Vincent Avenue, 3rd floor, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $0.00001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer had revenues of $0 for the transition period ended September 30, 2001.

Of the 4,500,000 shares of voting stock of the registrant issued and outstanding as of September 30, 2001, 1,500,000 shares were held by affiliates and 3,000,000 were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one)    Yes ☐      No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE TRANSITIONAL NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
K-TRONIK INTERNATIONAL CORPORATION
(Formerly LMC CAPITAL CORP.)

Forward Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as “may,” “expect,” “believe,” “anticipate” “intend,” “could,” “estimate,” or “continue,” or the negative or other variations of these terms or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, “Management’s Discussion and Analysis or Plan of Operation” and include elsewhere in this report.

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

As of September 30, 2001, the Company had no active business.

The Company had no active business until it closed its acquisition of K-Tronik International Corp. on December 12, 2001 the details and description of which were disclosed on Securities Exchange Act of 1934 filings subsequent to December 12, 2001.

Employees

At September 30, 2001, the Company had no employees.

Item 2.        Description of Property

The Company did not own any property or equipment or have any leased premises as of September 30, 2001. The Company’s office for business purposes was located in the offices of one of its directors, Christopher D. Farber, at Suite 2602 – 1111 Beach Ave, Vancouver, British Columbia, Canada V6E 1T9.

Item 3.        Legal Proceedings

The Company was not, as of September 30, 2001, and is not, a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.        Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during transitional period ended September 30, 2001.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere.

Holders of Common Stock

On September 30, 2001, there were approximately 30 holders of record of our common stock and 4,500,000 common shares outstanding. There were no indirect holdings of registered shares to outside institutions or stock brokerage firms.

There were no outstanding options or warrants to purchase, or securities convertible into our common stock although the shareholders’ at a meeting held on November 12, 2001, subsequent to the period end date for this report, shareholders approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 1,000,000 incentive stock options to directors and employees at the board of directors’ discretion.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the nine months ending September 30, 2001.

From inception to September 30, 2001, the Company had issued a total of 4,500,000 shares of common stock, 3,000,000 of which were issued under the exemption from registration provided by Regulation S to a total of 27 persons, all of whom are and were Canadian residents.

Of these 4,500,000 shares of common stock, 1,500,000 were issued to the three directors of the Company, William J. Little, Christopher D. Farber and Philip Cassis in a transaction which was not subject to the registration requirements of the Securities Act of 1933. The Company relies upon the fact that these persons were directors of the Company, and therefore not members of the public, in stating that these shares issuances were exempt from registration under Section 4(2) of the Securities Act of 1933.

The 3,000,000 shares remaining from the total 4,500,000 issued and outstanding were issued to 27 persons other than the directors of the Company. Each person who purchased some of these shares was asked to confirm in writing their Canadian residential address and each of these persons was a close personal friend, business associate or family member of one or more of the directors and officers of the Company at the time of the shares' issuance. These issuances were exempt from registration pursuant to Regulation S.

Where the offerings described above were undertaken under Regulation S they were made under Rule 903 (Category 3, equity securities) and:

- - the sale was made in an offshore transaction;
- - no directed selling efforts were made in the United States by the Company;
- - the purchaser confirmed that it is not a US person and is not acquiring the securities for the account or benefit of any US person;
- - the purchaser agreed to resell such securities only in accordance with the provisions of the Securities Act of 1933 or regulations applicable to their securities;
- - the securities contained a legend to the effect that transfer was prohibited unless the securities were first registered under the Securities Act of 1933 or resale was made pursuant to an exemption therefrom.

No commission or professional fees were paid in connection with the Company's sales of unregistered securities under either Regulation S.

Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption (such as that provided by Regulation S or Rule 144).

Item 6.        Management’s Discussion and Analysis or Plan of Operation

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

Results of Operation:

As of September 30, 2001 the Company had no active business operations and planned for the succeeding two years to focus on identifying and merging with an appropriate business of finding an appropriate business opportunity which its management could develop.

The following discusses comparison of the transitional nine month period ending September 30, 2001 (the “2001 period”) compared to the year ended December 31, 2000 (the “2000 period”).

Assets and Liabilities - Liquidity

The Company had current assets (cash) of $1,956 at the end of the 2001 period as compared to $1,618 in cash at the end of the 2000 period.

The Company had shareholders’ loans of $10,043 due to related parties, being the directors who had loaned the Company funds, at the end of the 2001 period. This compared to $7,144 due to related parties at the end of the 2000 period. The increase was due to the need for the Company to fund its ongoing expenses.

The Company had accounts payable to its auditors of $1,400 at the end of the 2001 period as compared to accounts payable, also due to its auditors, of $500 at the end of the 2000 period.

Net Sales

The Company had no sales in either the 2000 period or the 2001 period.

Gross Profit

As the Company had no sales or sales revenues, no gross profit was reported or could be calculated for either the 2001 period or the 2000 period.

Selling, General and Administrative

The Company had office and general expenses of $822 for the 2001 period as compared to $1,098 for the 2000 period. The slight decrease was due to payment of costs associated with incorporation and organization in the 2001 period being less than in the 2000 period.

Professional fees were $2,639 for the 2001 period as compared to $4,148 for the 2000 period. Professional fees decreased in part due to the costs of initial incorporation and organization being paid during the 2000 period and not being incurred during the 2001 period.

Interest and Other Expenses

There were no interest or other expenses in either the 2000 period or the 2001 period. The only expenses were Selling, General and Administrative as disclosed above.

Net Loss

The net loss for the 2001 period was $3,461 while for the 2000 period it was $5,246. These net losses translated to $0.00 per share basic net loss for both the 2000 period and the 2001 period.

Stockholders’ Equity (Capital Deficiency)

The deficit accumulated during the development stage of the Company was $(9,532) at the end of the 2001 period and $(6,071) at the end of the 2000 period. There were 4,500,000 shares of common stock outstanding at the end of both the 2001 period and the 2000 period.

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

At this time the adoption of SFAS No. 141, 142 and 144 have had no effect on the Company’s financial statements.

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

Item 7.        Financial Statements

Index to Financial Statements:

Table of Contents	F-1
Auditors’ Report	F-2
Balance Sheet for September 30, 2001 and
December 31, 2000	F-3
Statements of Operations for Nine Months Ended
September 30, 2001 and Year Ended December 31, 2000	F-4
Statement of Stockholders’ Equity	F-5
Statement of Cash Flows	F-6
Notes to Financial Statements	F-7 – F-8

LMC CAPITAL CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LABONTE & CO. C H A R T E R E D A C C O U N T A N T S	#610 - 938 Howe Street
Vancouver, BC Canada
V6Z 1N0
	Telephone	(604) 682-2778
	Facsimile	(604) 689-2778
	Email:	info@labonteco.com

AUDITORS’ REPORT

To the Stockholders and Board of Directors of LMC Capital Corp.

We have audited the balance sheets of LMC Capital Corp. (a development stage company) as at September 30, 2001 and December 31, 2000 and the statements of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2001, the year ended December 31, 2000 and the period from September 2, 1999 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2001 and December 31, 2000 and the results of its operations and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2001, the year ended December 31, 2000 and the period from September 2, 1999 (inception) to September 30, 2001 in accordance with generally accepted accounting principles in the United States.

“LaBonte & Co.”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
October 16, 2001, except Note 5 which is as of March 7, 2002

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors’ would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated October 16, 2001, except Note 5 which is as of March 7, 2002, is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

“LaBonte & Co.”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
October 16, 2001, except Note 5 which is as of March 7, 2002

LMC CAPITAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS
Cash	$1,956	$1,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,400	$500
Due to related parties (Note 4)	10,043	7,144

	11,443	7,644

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 3)
Authorized
Common stock, $0.00001 par value, 100,000,000 shares
Issued and outstanding
4,500,000 (2000 – 4,500,000) shares of common stock	45	45
Deficit accumulated during development stage	(9,532)	(6,071)

	(9,487)	(6,026)

	$1,956	$1,618

SUBSEQUENT EVENTS (Note 5)

The accompanying notes are an integral part of these financial statements

LMC CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			September 2,
	Nine Months		1999
	Ended	Year Ended	(inception) to
	September 30,	December 31,	September 30,
	2001	2000	2001

EXPENSES

Office and general	$822	$1,098	$1,975
Professional fees	2,639	4,148	7,557

NET LOSS FOR THE PERIOD	$3,461	$5,246	$9,532

BASIC NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK OUTSTANDING	4,500,000	4,500,000

The accompanying notes are an integral part of these financial statements

LMC CAPITAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 2, 1999 (INCEPTION) TO SEPTEMBER 30, 2001

			Deficit
	Common Stock		Accumulated	Stockholder
			During	s’ Equity
	Number		Development	(Capital
	of shares	Amount	Stage	Deficiency)

Common stock issued for cash
September 2, 1999	45,000	$45	$-	$45

Net loss for the period September 2, 1999
(inception) to December 31, 1999	-	-	(825)	(825)

Balance, December 31, 1999	45,000	45	(825)	(780)

Stock split on a 100 for 1 basis	4,455,000	-	-	-

Net loss for the year ended December 31, 2000	-	-	(5,246)	(5,246)

Balance, December 31, 2000	4,500,000	45	(6,071)	(6,026)

Net loss for the nine months ended September 30, 2001	-	-	(3,461)	(3,461)

Balance, September 30, 2001	4,500,000	$45	$(9,532)	$(9,487)

The accompanying notes are an integral part of these financial statements

LMC CAPITAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			September 2,
	Nine Months	Year Ended	1999
	Ended	December	(inception) to
	September 30,	31, 2000	September 30,
	2001		2001

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss for the period	$(3,461)	$(5,246)	$(9,532)
Adjustments to reconcile net loss
to net cash from operating activities:
- accounts payable	900	500	1,400

NET CASH USED IN ACTIVITIES OPERATING	(2,561)	(4,746)	(8,132)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds on sale of common stock	-	-	45
Advances from related parties	2,899	6,036	10,043

NET CASH FLOWS FROM FINANCING	2,899	6,036	10,088
ACTIVITIES

INCREASE IN CASH	338	1,290	1,956

CASH, BEGINNING OF PERIOD	1,618	328	-

CASH, END OF PERIOD	$1,956	$1,618	$1,956

The accompanying notes are an integral part of these financial statements

LMC CAPITAL CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on September 2, 1999 in the State of Nevada. To date the Company has had no business operations and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. These financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001 the Company has a working capital deficiency of $9,487 and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital for working capital and to acquire a business venture.

On September 28, 2000, the Company completed a Form 10SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, the Company issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int’l Corporation, a private Nevada corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int’l Corporation resulting in a change in control of the Company. Also effective December 12, 2001 the Company changed its name to K-Tronik International Corp.

Refer to Note 5.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Previous Net Loss per Common Share calculations have been restated to reflect the Company’s 100 for 1 stock split as described in Note 3.

NOTE 3 – CAPITAL STOCK

Effective September 2, 1999 the Company issued 45,000 pre-split shares of common stock for cash proceeds of $45.

Effective October 13, 2000 the stockholders of the Company approved a split of the outstanding no par value Common stock on a 100 for 1 basis resulting in 4,500,000 shares of common stock issued and outstanding. In addition, the authorized Common stock was increased to 100,000,000 shares and assigned a par value of $0.00001 per share.

To September 30, 2001 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

Certain directors have provided cash loans totalling $10,043 as at September 30, 2001 (December 31, 2000 - $7,144). Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, the Company issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int’l Corporation (“KTI”), a private Nevada corporation, in exchange for 100% of the issued and outstanding shares of KTI which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation (“KTA”), a private Korean corporation. KTI is an energy efficiency lighting company in the business of designing, manufacturing and selling electronic ballasts. In connection with this transaction, KTI changed its name effective December 12, 2001 to K-Tronik N.A. Inc. (“KTNA”). As a condition of this acquisition, the Company also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. (“ETIFF”) in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. (“Eiger”), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted an option, which has been exercised, to acquire an additional 3,000,000 shares of the Company from the original shareholders of the Company. As a result of these transactions, the former shareholders of KTNA own 93.4% of the Company representing 21,073,886 of the 22,573,886 total issued and outstanding shares.

This acquisition has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and the Company, the legal parent, being treated as the accounting subsidiary.

Effective February 19, 2002 the Company changed its year end to September 30 and accordingly, these financial statements have been prepared for the nine month period ended September 30, 2001, being the new year end of the Company.

These financial statements should be read in conjunction with the Company’s filings on Forms 8-K and 8-K/A dated December 4, 2001 and January 11, February 7 and March 7, 2002 filed with the Securities and Exchange Commission which contain the consolidated financial statements of KTI as at September 30, 2001 and 2000 and the pro forma consolidated statement of stockholders’ equity of the Company as at September 30, 2001.

Item 8.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Company’s two most recent fiscal years (being this transitional period and the period ending December 31, 2000) and any subsequent interim period, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

With the completion of the acquisition of K-Tronik N.A. Inc. on December 12, 2001, the Company’s year end was changed to September 30. As a result, the December 31, 2001 financial statements filed on EDGAR were not audited or presented on form 10-KSB (but rather were presented on form 10-QSB as they represented the first quarter of the new fiscal year).

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

Effective on May 15, 2002, BDO Seidman, LLP was engaged to serve as the new principal accountant to audit the Company’s financial statements.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages as of September 30, 2001	Date Elected*1*2
Philip N. Cassis	President and Director	58	Inception
Christopher D. Farber	Director	34	Inception
William J. Little	Director, Treasurer Principal Financial Officer and Principal Accounting Officer	58	Inception

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.
The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Mr. Philip Cassis - Mr. Cassis was the President and a Director of the Company since its inception to the end of the period in this Report on Form 10KSB. He has been self-employed for the previous 5 years and provides consulting, sales and marketing management services to other companies.

Mr. Chris Farber – Mr. Farber was the Secretary and Director of the Company since its inception to the end of the period in this Report on Form 10KSB. For the previous five years, Chris Farber has been employed as a lawyer and was, at September 30, 2000 employed with Heenan Blaikie, a national firm in Canada. He is presently a sole practitioner as of the date of filing of this report. Mr. Farber has a bachelor's degree in economics from University of Victoria. He also has a bachelor's of law degree (LLB) from the University of Toronto and a Master's degree in Business Administration from the University of Toronto.

Mr. William J. Little – Mr. Little was Secretary and Director of the Company from its inception to the end of the period in this Report on Form 10KSB. Since taking early retirement in 1996 as a partner from BDO Dunwoody, an international firm of Chartered Accountants, Bill Little has been self-employed providing financial, administrative and management consulting services to public companies. Mr. Little has a Bachelor of Commerce and Business Administration from the University of British Columbia in Vancouver, British Columbia. He has been a Chartered Accountant since 1967.

Item 10.        Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation			All other Compen- sation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Philip N. Cassis	2000 2001	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Christopher D. Farber	2000 2001	0 0	0 0	0 0	0 0	0 0	0 0	0 0
William J. Little	2000 2001	0 0	0 0	0 0	0 0	0 0	0 0	0 0

1.   The term “Year” here refers to the fiscal year ending December 31, 2000 and the nine month transitional period ending September 30, 2001.

Item 11.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2001 (4,500,000 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
Philip N. Cassis	President and Director	500,000 common	11.11%
William J. Little	Treasurer and Director Chief Accounting Officer / Chief Financial Officer	500,000 common	11.11%
Christopher D. Farber	Secretary and Director	500,000 common	11.11%
Directors, Officers and 5% stockholders in total (3 Persons)		1,500,000	33.33%

1.	Figures given represent shareholdings and percentage of class as of September 30, 2001.

2.
Figures given for William J. Little exclude 200,000 common shares owned by his spouse, Tania Little. If these shares are included, he holds a total of 700,000 common shares which represents approximately 15.50% of the issued and outstanding common shares.

3.
Figures given for Christopher D. Farber exclude 200,000 common shares registered in the name of a company, Stonewall Capital Corp., of which he is the sole shareholder. If these shares are included, he holds a total of 700,000 common shares which represents approximately 15.50% of the issued and outstanding common shares.

4.
Figures given for Philip N. Cassis exclude 200,000 common shares owned by his wife, Lorna Seaton. If these shares are included, he holds a total of 700,000 common shares which represents approximately 15.50% of the issued and outstanding common shares.

Item 12.        Certain Relationships and Related Transactions

To September 30, 2001, there were not any transactions that occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

The directors of the Company loaned a total of $10,043 to the Company to fund its ongoing expenses. These loans are non-interest bearing and had no set date for repayment. They are still outstanding as of the date of filing this Report on Form 10KSB, being May 30, 2003.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

Item 13.        Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the transitional period ended September 30, 2001.

Item 14.        Controls and Procedures

The Company had, as of September 30, 2001, established and currently maintained disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducted a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s President as of September 30, 2001 that, based upon an evaluation completed within 90 days prior to the period ending date of this Report, the Company’s disclosure controls and procedures were effective and ensured that any material information relating to the Company was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

K-TRONIK INTERNATIONAL CORP.

Dated: May 30, 2003	By: /s/ Phillip Cassis
Philip Cassis, President and Director as
of September 30, 2001

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 30, 2003
By: /s/ William J. Little
William J. Little, Treasurer and
Principal Accounting Officer / Principal
Financial Officer as of September 30, 2001

By: /s/ Christopher D. Farber
Christopher D. Farber, Director and
Secretary as of September 30, 2001

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of K-Tronik International Corp. (the "Company") on Form 10-KSB for the year ended September 30, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

       1.    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2.    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company at September 30, 2001.

By: /s/ Phillip Cassis
Philip Cassis, President and Director as of September 30, 2001

By: /s/ William J. Little
William J. Little, Treasurer and Principal Accounting Officer
/ Principal Financial Officer as of September 30, 2001

By: /s/ Christopher D. Farber
Christopher D. Farber, Secretary and Director as of
September 30, 2001

FORM OF OFFICER'S CERTIFICATE
PURSUANT TO SECTION 302

The undersigned person, who was the President of K-Tronik International, Corp. as of September 30, 2001, hereby certifies that:

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

a.
were responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

	b.	had designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

	c.	had evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to September 30, 2001; and

	d.	had presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5.	he and the other certifying officers had disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could have adversely affected the issuer's ability to record, process, summarize and report financial data and had identified for the issuer's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who had a significant role in the issuer's internal controls; and

6.

he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Philip Cassis
Philip Cassis, President and Director
As of September 30, 2001