Form 10QSB
period 2003-06-30
K TRONIK INTERNATIONAL CORP
filed 2003-09-03
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of June 30, 2003, the Registrant had 22,573,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes ☐   No ☒

K-TRONIK INTERNATIONAL CORPORATION
(Formerly LMC CAPITAL CORP.)

INDEX

		PAGE

PART I -	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003	4

	INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2003 and 2002	5

	INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS THE NINE MONTHS ENDED JUNE 30, 2003	6

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	18

PART II -	OTHER INFORMATION	19

ITEM 1.	LEGAL PROCEEDINGS.

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

SIGNATURES

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
Consolidated Balance Sheet
June 30, 2003
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,752
Accounts receivable – net of an allowance of $ 45,000	1,260,458
Inventories	1,794,759
Prepaid expenses	166,450
Total current assets	3,274,419

PROPERTY AND EQUIPMENT – net	439,855

OTHER ASSETS:
Security deposits and other	111,403
Intangible assets – net	111,002
Total other assets	222,405

TOTAL ASSETS	$3,936,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,183,159
Accounts payable and accrued expenses	2,238,804
Total Current Liabilities	3,421,963

TOTAL LIABILITIES	3,421,963

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	226
Additional paid – in capital	5,020,108
Accumulated deficit	(4,254,474)
Accumulated comprehensive loss, foreign
currency translation adjustment	(251,144)
TOTAL STOCKHOLDERS’ EQUITY	514,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,936,679

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
Consolidated Statements of Operations
June 30, 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net Revenues	$1,621,486	$1,827,921	$4,728,223	$4,975,416

Cost of revenues	1,198,157	1,407,051	3,488,941	3,795,176

Gross profit	423,329	420,870	1,239,282	1,180,240

Selling, general and administrative expenses	602,433	566,322	1,626,770	1,461,051

Loss from operations	(179,104)	(145,452)	(387,488)	(280,811)

Other income (expenses)
Interest income	8	9	349	354
Interest expenses	(40,654)	(51,272)	(143,196)	(160,404)
Total other income (expenses)	(40,646)	(51,263)	(142,847)	(160,050)

Net loss	(219,750)	(196,715)	(530,335)	(440,861)

Foreign currency translation adjustment	(38,506)	117,810	(21,492)	100,470

Comprehensive loss	$(258,256)	$(78,905)	$(551,827)	$(340,391)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding	22,573,866	22,573,866	22,573,866	19,330,678

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
 (Formerly LMC CAPITAL CORP.)
Consolidated Statements of Cash Flows
June 30, 2003
(Unaudited)

	Nine Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(530,335)	$(440,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	139,539	127,932
Reserve for inventory obsolescence	(10,000)	-
Bad debt expense	30,000	-
Changes in operating assets and liabilities
Accounts receivable	176,295	62,836
Inventories	(100,752)	74,001
Prepaid expenses	(7,714)	(19,021)
Security deposits	(34,381)	(22,634)
Accounts payable and accrued expenses	789,493	(369)

Net cash provided by (used in) operating activities	452,145	(218,116)

Cash flows from investing activities:
Purchase of equipment	(161,270)	(56,790)
Intangible assets	(8,656)	(800)

Net cash used in investing activities:	(169,926)	(57,590)

Cash flows from financing activities:
Proceeds from loan payable – parent company	-	78,992
Proceeds from/(repayment of) notes payable	(502,459)	30,889

Net cash provided by (used in) financing activities	(502,459)	109,881
Effect of Exchange Rate Changes	(21,492)	100,470
Net decrease in cash and cash equivalents	(241,732)	(65,355)
Cash and cash equivalents at beginning of period	294,484	95,600
Cash and cash equivalents at end of period	$52,752	$30,245

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of KTNA for all periods shown and those of the KTI since the date of the reverse acquisition.

The Company is engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. The Company grants credit, on an unsecured basis, to distributors and installers located throughout the United States.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2002 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 15, 2003 and in conjunction with the Company’s filings on Forms 8K and 8-K/A dated December 4, 2001, January 11, 2002, February 7, 2002, March 7, 2002 and May 15, 2002. In the opinion of management, all

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the nine months ended June 30, 2003 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2003.

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
June 30, 2003

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

Advertising Costs

The Company records advertising costs in accordance with Statement of Position “SOP” 93-7. Advertising costs of $40,733 and $68,589 were recognized as expense for the nine months ended June 30, 2003 and 2002, respectively.

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

Long-Lived Assets

In August 2001, Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued, superseding SFAS 121, “Accounting for the Impairment of Long-Lived Assets to be disposed of.” Among other things, SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company’s financial position and results of operations have not been affected by the adoption of SFAS 144.

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

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Earnings Per Share

The Company accounts for earnings per share under the provisions of SFAS No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as no options, warrants or convertible preferred stock have been issued.

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
June 30, 2003

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

The functional currency of KTA is the Korean Won.

NOTE 4 – Inventories:

Inventories consist of the following:

Raw Materials	$216,142
Finished Goods	1,578,617
Total	$1,794,759

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 5 – Property and Equipment:

Property and equipment consists of the following:

Transportation Equipment	$39,122
Computer Equipment	118,077
Tools	258,895
Furniture and Fixtures	60,116
Machinery and Equipment	432,827
Total	909,037
Less: Accumulated Depreciation	469,182
Total	$439,855

NOTE 6 – Intangible Assets:

Intangible assets consist of the following:

Regulatory Approval	$171,564
Accumulated Amortization	(60,562)
Net Amount	$111,002

NOTE 7 – Notes Payable:

The Company has drawn down $455,893 as of June 30, 2003 under a $1,500,000 revolving credit line with Trust Company Bank of New Jersey (“Trust”), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of up to $500,000. The line expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005. The availability of funds is limited to percentages of eligible accounts receivable and inventory.

KTA has drawn down approximately $450,675 under revolving lines of credit of $600,000 at June 30, 2003 with Woori Bank (Formerly Hanvit Bank) in Korea. These lines of credit are secured by equipment, accounts receivables and inventory. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.6% per annum. The lines expire through May 29, 2004.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

In February 2003, KTA was advanced $111,741 by one of its employees, the total amount outstanding at June 30, 2003 was $108,960. The advance is non- interest bearing and is payable on demand.

In May 2003, KTA was advanced $167,631 by an outside financier. The advance bears interest at the rate of 12% and is due by November 2003.

NOTE 8 – Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of June 30, 2003 the Company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of June 30, 2003 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2003. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. Asia occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $48,689 and $75,410 for the nine-month periods ended June 30, 2003 and 2002, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

September 30,
2003	$61,000
2004	27,000
$88,000

NOTE 10 – Major Customer:

Two customers accounted for approximately 29% of sales for the nine months ended June 30, 2003 and four customers accounted for 53% of accounts receivables as of June 30, 2003. One customer accounted for approximately 15% of sales for the nine months ended June 30, 2002.

K-TRONIK INTERNATIONAL CORP.
(Formerly LMC CAPITAL CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

NOTE 11 – Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The significant component of the Company’s deferred tax asset is the losses in the foreign subsidary. The potential tax benefit of these losses has been entirely offset by a valuation allowance due to the uncertainty regarding the future realization of these benefits.

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on local labor laws. Provision in the amount of approximately $43,400 has been made at June 30, 2003 for the estimated accrued liability under the plan, based upon average rates of pay and length of service.

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the nine-months ended June 30, 2003 and 2002 was $143,196 and $160,404, respectively.

NOTE 14 – Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis. The table below presents information by geographic location:

	2003	2002
Revenues:
United States	$3,876,860	$4,876,626
Asia and other	851,363	98,790
	$4,728,223	$4,975,416

Long-lived assets
United States	$75,270
Asia and other	364,585
	$439,855

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

Results of Operation:

Three Months ended June 30, 2003 (“2003 period”) Compared to Three Months Ended June 30, 2002 (“2002 period”).

Net Sales and Gross Profit

The Company reported net sales of $1,621,000 for the 2003 period, a decrease of $207,000 or 11% from the $1,828,000 in sales reported for the 2002 period. The sales decrease was mainly attributed to a slower economy related to the activities in the middle east as well many construction projects being put on hold pending resolution of those activities.

The Company’s gross profit increased to $423,000 in the 2003 period compared to $421,000 in the 2002 period as a result of lower amounts paid for products purchased. In addition, the overall gross margin increased to 26% for the 2003 period compared to 23% in the 2002 period. This increase was primarily attributed to the new manufacturing arrangement whereby, certain manufacturing previously performed by the Company is now being outsourced at lower costs. This arrangement started in the Company’s first quarter ended December 31, 2002 and was more established during the 2003 period. The Company anticipates that the margin will continue to improve through the end of its fiscal year which ends September 30, 2003 as the new outsourcing arrangement becomes fully implemented.

In August 2003, the Company had approximately $350,000 in inventory seized by US Customs. The Company received a credit from its supplier in an amount equal to the seized inventory and therefore did not incur any charges to its statement of operations. The supplier is replacing the inventory, however the Company anticipates that its sales for the quarter ended September 30, 2003 will be impacted. The Company has not quantified what the impact on sales will be.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $602,000 in the 2003 period, an increase of $36,000 or 6% from $566,000 reported in the 2002 period. The increase is primarily attributable to an increase in wages and payroll related costs resulting from an increase in staff at the corporate headquarters as well as an increase in travel related costs associated with overseas travel, industry trade show costs and increased professional fees.

Interest and Other Expenses

Interest and other expenses decreased to $41,000 for the 2003 period compared to $51,000 in the 2002 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(220,000) for the 2003 period as compared to net loss of $(197,000) for the 2002 period as a result of those items discussed above.

Results of Operation:

Nine Months Ended June 30, 2003 ("2003 period") Compared to Nine Months Ended June 30, 2002 ("2002 period").

Net Sales and Gross Profit

The Company reported net sales of $4,728,000 for the 2003 period, a decrease of $247,000 or 5% from the $4,975,000 in sales reported for the 2002 period. The decrease in sales is attributed to a weak economy, activities in the Middle East and changes in the Company’s production from in-house to outsourcing. The Company expects sales to increase during the remainder of the fiscal year ended September 30, 2003.

The Company’s gross profit increased to $1,239,000 in the 2003 period compared to $1,180,000 in the 2002 period as a result of lower amounts paid for products purchased. In addition, the overall gross margin increased to 26% for the 2003 period compared to 24% in the 2002 period. This increase was primarily attributed to the new manufacturing arrangement whereby, certain manufacturing previously performed by the Company is now being outsourced at lower costs. This arrangement started in the Company’s first quarter ended December 31, 2002, and was more established during the 2003 period. The Company anticipates that its margin will continue to improve through the end of its fiscal year which ends September 30, 2003 as the new outsourcing arrangement becomes fully implemented.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $1,627,000 in the 2003 period, an increase of $166,000 or 11% from $1,461,000 reported in the 2002 period. The increase is primarily attributable to an increase in provisions for severance and other benefits for KTA as it reduced its employee work force, increased commissions and export expenses as KTA increased its sales activities in the 2003 period. Wages and payroll related costs also increased as a result of an increase in staff at the corporate headquarters as well as an increase in travel related costs associated with overseas travel and increased professional accounting and legal fees.

Interest and Other Expenses

Interest and other expenses decreased to $143,000 for the 2003 period compared to $160,000 in the 2002 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(530,000) for the 2003 period as compared to net loss of $(441,000) for the 2002 period as a result of those items discussed above.

Liquidity and Capital Resources

At June 30, 2003, the Company had a working capital deficit of $147,000 and $53,000 in cash and cash equivalents.

Net cash provided by operating activities for the 2003 period was $452,000 as compared to net cash used in operations of $(218,000) during the 2002 period. A increase in inventories and prepaid expenses were the primary uses of operating cash and the increase in accounts payable and accrued expenses and the decrease in accounts receivables were the primary sources of cash in the 2003 period.

Investing activities for the 2003 period included purchases of $161,000 of computer equipment, machinery and equipment, tools and $9,000 related to costs associated with intangible assets.

Financing activities in the 2003 period included repayments of the Company’s revolving credit lines totaling $502,000.

The Company has working capital facilities of $2.1 million with asset-based lenders limited to percentages of eligible accounts receivable and inventory. Borrowings under these facilities bear interest at the lender’s prime rate plus 1.75% and 7.6%. At June 30, 2003 borrowings under these facilities was $907,000. At June 30, 2003, the loans have been classified as current in the accompanying balance sheet because the facilities mature in less than one year.

Management believes, based upon current circumstances, its pledge of continued support from its parent company and assuming that it is able to renew its credit facilities that expire through June 2004, that it has adequate capital resources to support expected operating levels for the next twelve months.

In August 2003, the Company had approximately $350,000 in inventory seized by US Customs. The Company received a credit from its supplier in an amount equal to the seized inventory and therefore did not incur any charges to its statement of operations. The supplier is replacing the inventory, however the Company anticipates that its sales for the quarter ended September 30, 2003 will be impacted. The Company has not quantified what the impact on sales will be.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

K-TRONIK INTERNATIONAL CORP.

Dated: August 29, 2003	By: /s/ Robert Kim
Robert Kim, President and Director

Dated: August 29, 2003	By: /s/ Kenneth Edwards
Chief Financial Officer and Chief
Accounting Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on September 28, 2000).

3.4	By-Laws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Form of Officer's Certificate Pursuant to Section 302 - President

31.2	Form of Officer's Certificate Pursuant to Section 302 - Chief Financial Officer