Form 10QSB/A
period 2003-03-31
K TRONIK INTERNATIONAL CORP
filed 2003-10-27
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

.

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

K-TRONIK INTERNATIONAL CORP.

Dated: October 24, 2003	By: /s/ Robert Kim
Robert Kim, President and Director

Dated: October 24, 2003	By: /s/ Kenneth Edwards
Chief Financial Officer and principle
Accounting Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000)

3.4.1	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Form of Chief Executive Officer's Certificate Pursuant to Section 302

31.2	Form of Chief Financial Officer's Certificate Pursuant to Section 302

32.1	Form of Chief Executive Officer's Certificate Pursuant to Section 906

32.2	Form of Chief Financial Officer's Certificate Pursuant to Section 906