Form 10QSB/A
period 2003-06-30
K TRONIK INTERNATIONAL CORP
filed 2003-10-27
CIK 1125053

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
$88,000

NOTE 10 – Major Customer:

Two customers accounted for approximately 13% and 16% of sales for the nine months ended June 30, 2003. One customer accounted for 14% and 18% of account receivable as of September 30, 2002 and 2001, respectively. Four customers accounted for 11%, 11%, 14% and 17% of accounts receivable as of June 30, 2003.

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

Sales improvements are expected for the remainder of the fiscal year ending September 30, 2003 because a decrease in sales in the third quarter was due primarily to an unexpected shortage of inventory necessary to meet sales orders as well as the pent up demand resulting from inability to fill orders in the third quarter.

The inventory shortage was due to seizue of an inventory shipment of $350,000 by US Customs. Although the manufacturer of the inventory was UL Certified, a requirement of all products used in construction in the United States, the inventory was seized as it was unclear if some or all of the inventory had been produced at the manufacturer's new production facility. This new production facility had been approved, in writing, by UL but the approval was not yet effective. Such a seizure of inventory is unlikely to occur in the future because the manufacturer's new facility's UL Certification was effective in August of 2003 for all future shipments of products and production. The Company received a credit from the manufacturer for the entire amount seized.

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

K-TRONIK INTERNATIONAL CORP.

Dated: October 24, 2003	By: /s/ Robert Kim
Robert Kim, President and Director

Dated: October 24, 2003	By: /s/ Kenneth Edwards
Chief Financial Officer and Chief
Accounting Officer

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on September 28, 2000).

3.4	By-Laws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Form of Officer's Certificate Pursuant to Section 302 - President

31.2	Form of Officer's Certificate Pursuant to Section 302 - Chief Financial Officer

32.1	Form of Officer's Certificate Pursuant to Section 906 - President

32.2	Form of Officer's Certificate Pursuant to Section 906 - Chief Financial Officer