Form 10KSB
period 2003-09-30
K TRONIK INTERNATIONAL CORP
filed 2004-01-02
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

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

Common Stock, $0.00001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer had revenues of $6,536,978 for the fiscal year ended September 30, 2003.

Of the 22,573,886 shares of voting stock of the registrant issued and outstanding as of December 24, 2003, 1,550,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one)   Yes ☐   No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED SEPTEMBER 30, 2003
K-TRONIK INTERNATIONAL CORPORATION

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

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int’l Corporation, a Nevada corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int’l Corporation which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation (“KTA”), a Korean corporation. In connection with this transaction, K-Tronik Int’l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. (“KTNA”). As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. (“ETIFF”) in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. (“Eiger”), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted an option, which has been exercised, to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI.

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI. This acquisition has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary.

We design, market and distribute electronic stabilizers and illuminator ballasts for florescent lighting fixtures primarily in the United States from our premises in Hackensack, New Jersey and minimally in Asia. A ballast is a device in lighting systems that operates fluorescent lights. The ballast provides the necessary starting voltages, frequency and wattage to a fluorescent light while limiting and regulating the current during the light’s operation. Electronic ballasts use semi-conductor components to increase the frequency of fluorescent light operation. The smaller inductive components provide the light’s current control. Fluorescent system efficiency is increased due to high frequency light operation. Electronic ballasts, when used with T-8 fluorescent light systems, result in about a 30% savings of electricity when compared to conventional T-12 40 watt light systems (or bulbs).

Our ballasts and ballasts components are sourced through either South Korean manufacturers or manufacturers in mainland China. Ballast components are, effectively, commodities (assuming that they are produced within proper specifications with normal failure rates) so the business failure of any one of our suppliers (even one of our major suppliers) would be unlikely to affect us greatly.

Products

There are two main types of ballast products: those which rely on magnetic technology (“magnetic ballasts”) to carry and regulate current in lighting and those which rely on electronic transformers (“electronic ballasts”) to carry out the same functions. The Company manufactures and distributes only electronic ballasts

The market for electronic ballast products has grown significantly in the past decade, especially the past 5 years as it was proven that multi-voltage products reduce “brownouts” which are becoming more common both inside and outside of the United States. The Department of Energy has mandated that magnetic ballasts be phased out by April 2005. The Company has a number of product lines including its new “MVP” multi-voltage product line which is designed to cater to the growing market demand for multi voltage electronic ballast products.

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

Product Development

Our engineering team engages in ongoing research and development relating mostly to product design and market requirements. The result has been the introduction of a number of products in the past several years which are designed to meet changing consumer demands, regulatory requirements and energy saving goals.

We intend to focus on new product development in the ballast industry, in particular the development of smaller ballast products and better production systems which reduce production and delivery time (reducing costs and increasing production reliability).

Markets

The market for our ballasts is essentially split in two parts: the market for original installations (such as those in new buildings) where ballasts are purchased by original equipment manufacturers (“OEM’s”) and the market for replacement of existing ballasts to install energy saving ballasts (the “retrofit” market). During the past decade the OEM market growth has outpaced retrofit market growth.

The Company’s main sales target is the niche market which other, larger manufacturers find too small to accommodate. Also, our ability to design and custom manufacture specialty ballasts has been key to our acceptance in the lighting industry. Our principle customers are original equipment manufacturers of these ballasts.

Distribution in the OEM market is effected by a large number of distributors which typically will carry a whole range of lighting and building products. Distribution in the retrofit market is effected by energy saving companies (“ESCO”s) which will often be involved in the analysis of a building’s or institution’s potential cost savings from a retrofit and which are often owned or operated by energy utilities.

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

Employees

At September 30, 2003, we had 13 full-time employees, of whom 10 are employed in executive, sales, operations and administrative capacities and 3 in research and development, quality control and manufacturing capacities.

Item 2.     Description of Property

K-Tronik (Asia) and K-Tronik N.A. do not have any physical property other than their production and office equipment. K-Tronik (Asia)’s plant in Korea is leased as is the office and warehousing space of K-Tronik in New Jersey. The Company believes it has adequate space for the foreseeable future.

K-Tronik N.A. leases approximately 3,500 square feet of office space in Hackensack New Jersey. Under the terms of the lease, which expires in May 2004, the monthly rent is $3,900 per month. We use this office space as our headquarters.

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

Item 4.     Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no public trading market for our common shares in the United States or elsewhere at this time. Public Securities Inc. of Spokane Washington has submitted Form C211 to the NASD requesting that it be permitted to post the Company’s common shares for trading on the NASD’s OTCBB. The Form C211 was submitted December 15, 2003 and is under review by the NASD.

Holders of Common Stock

On September 30, 2003, there were approximately 43 holders of record of our common stock and 22,573,886 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 43 registered shareholders at September 30, 2003.

There are no outstanding options or warrants to purchase, or securities convertible into our common stock although the shareholders’ at a meeting held on November 12, 2001 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 1,000,000 incentive stock options to directors and employees at the board of directors’ discretion.

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation. The Board of Directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Recent Sales of Unregistered Securities

We have registered for resale a total of 8,288,172 shares of common stock by way of an SB-2 registration statement declared effective by the SEC November 14, 2003. A total of 14,285,714 shares of common stock are not being registered and will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. The 14,285,714 shares of common stock were issued on December 12, 2001.

In addition to the resale restrictions on these shares detailed above, 6,714,286 of those shares, which are held by the President and CEO, are subject to an agreement where the shares are held in escrow. Upon the first anniversary date of the Company’s listing on a public exchange, 10% are to be released to the President and CEO. On every six months thereafter, 15% of the escrowed shares are to be released until such time as all are released.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information.

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through September 30, 2003.

Results of Operation:

The year ended September 30, 2003 (“2003 period”) compared to the year ended September 30, 2002 (“2002 period”).

Net Sales

The Company reported net sales of $6,536,978 for the 2003 period, a decrease of $200,741 or 3% from the $6,737,719 in sales reported for the 2002 period. The decrease in sales was mainly attributed to a weak economy, and changes in the Company’s production from in-house to outsourcing. Sales were also negatively impacted by an unexpected shortage of inventory during the fourth quarter ended September 30, 2003, necessary to meet sales orders.

The inventory shortage was due to seizure of an inventory shipment of $350,000 by US Customs. Although the manufacturer of the inventory was UL Certified, a requirement of all products used in construction in the United States, the inventory was seized as it was unclear if some or the entire inventory had been produced at the manufacturer’s new production facility. This new production facility had been approved, in writing, by UL but the approval was not yet effective. Such a seizure of inventory is unlikely to occur in the future because the manufacturer’s new facility’s UL Certification was effective in August of 2003 for all future shipments of products and production. The Company received a credit from the manufacturer for the entire amount seized.

Gross Profit

The Company’s gross profit increased to $1,611,599 in the 2003 period, a increase of $173,013 or 12% compared to $1,438,586 in the 2002 period. This increase was primarily attributed to the new manufacturing arrangements whereby certain manufacturing previously performed by the Company is now being outsourced at lower costs. This arrangement started in the Company’s first quarter ended December 31, 2002, and was more established during the 2003 period.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $2,322,747 in the 2003 period, versus the prior year total of $2,020,670. The increase of $302,077 or 15% is primarily attributable to an increase in provisions for severance and other benefits of $44,072 for KTA as it reduced its employee work force, increased commissions and export expenses of $70,536 as KTA increased its sales activities in the 2003 period. Professional accounting and legal fees also increased $190,526. These increases were partially offset by decreases in advertising and equipment rental costs.

Operating Loss

The loss from operations increased to ($711,148) in the 2003 period from ($582,084) in the 2002 period. The increase in the loss from operations is directly related to those items discussed above.

Interest and Other Expenses

Interest and other expenses decreased to $156,648 for the 2003 period from $228,434 for the 2002 period. This decrease was primarily due to an overall reduction in the average amount borrowed and a lower interest rate associated with the Company’s new credit facility. Interest expense decreased to $161,602 in the 2003 period compared to $232,165 in the 2002 period primarily due to the lower interest rate for the 2003 period and decreased debt levels.

Net Loss

For the reasons stated above the Company incurred a net loss of ($867,796) for the 2003 period as compared to ($810,518) for the prior period.

Liquidity and Capital Resources

At September 30, 2003, the Company had working capital deficit of (439,971), and cash and cash equivalents of $145,952 as compared to working capital of $469,051 and cash and cash equivalents of $294,484 at September 30, 2002. The decrease in working capital was primarily attributed to the net loss in 2003.

Net cash provided by operating activities was $173,902 for the 2003 period as compared to $11,723 during the 2002 period. The positive net cash provided by operating activities for the 2003 period as compared to the 2002 period was primarily attributed to higher amortization and depreciation, collections of accounts receivable and an increase in accounts payable. The prepaid expenses, security deposits, and accounts receivables were the primary uses of operating cash in the 2002 period.

Net cash used in investing activities was $217,359 for the 2003 period as compared to $61,948 for the 2002 period. Investing activities for the 2003 period included purchases of fixed assets of $213,249 and patents and intangible assets of $4,110. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2004.

Net cash used in financing activities in the 2003 period was attributed to net repayments of the Company’s revolving credit lines totaling $60,364.

The Company has credit facilities providing a maximum borrowing of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender’s prime rate plus 1.5%. At September 30, 2003 borrowings under these facilities were $1,625,254 as compared to $1, 685,618 at September 30, 2002. At September 30, 2003,

the loans have been classified as current liabilities in the accompanying balance sheet because the facilities mature in less than one year ($1.5 million of the total line related to the Company’s US operations expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005).

Management believes, based upon current circumstances, its pledge of continued support from its parent company that it has adequate capital resources to support expected operating levels for the next twelve months. See footnote No. 7 in the attached consolidated financial statements.

New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation ' Transition and Disclosure ' An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

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

Item 8.     Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure

During the Company’s two most recent fiscal years and any subsequent interim period, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

With the completion of the acquisition of K-Tronik N.A. Inc. on December 12, 2001, the Company’s year end was changed to September 30. As a result, the December 31, 2001 financial statements filed on EDGAR were not audited or presented on form 10-KSB (but rather were presented on form 10-QSB as they represented the first quarter of the new fiscal year).

Effective on May 15, 2002, the independent accountants who were previously engaged as the principal accountants to audit the Company’s financial statements, LaBonte & Company, resigned. The accountant's reports on the financial statements for the fiscal year ended December 31, 2000 neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Effective on May 15, 2002, BDO Seidman, LLP was engaged to serve as the new principal accountant to audit the Company’s financial statements.

The change in principal accountants was disclosed on Form 8K filed with EDGAR and dated May 16, 2002.

Item 8A.     Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected*1*2
Robert Kim	President, Treasurer and Director	47	December 12, 2001 to present
Gerry Racicot	Director	53	December 12, 2001 to present
Keith Attoe	Director	53	December 12, 2001 to present
Kenneth Edwards	Chief Financial Officer	45	*3
J.K. Lee	Corporate Secretary	32	*2

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.
2.
The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

3.	Mr. Edwards was appointed in November of 2002 as both CFO of the Company and CFO of its subsidiary, K-Tronik N.A. Inc.

Robert Kim, President, Treasurer and Director

Robert Kim, in addition to being President and Treasurer of the Company, is President and CEO of K-Tronik N.A. Mr. Kim began work in the lighting and energy management industry in 1990. He was the founding President of Daewoo America’s subsidiary, King Tech, which in its first year produced sales exceeding $15 million. Mr. Kim also worked with GoldStar Electronic Ballast Corporation from 1993 until he founded K-Tronik Industries, Inc. (a predecessor company of K-Tronik N.A.) in 1995.

Gerry Racicot, Director

Gerry Racicot, in addition to being a director of the Company, is director and President of Eiger Technology, Inc. Eiger Technology, Inc., of which K-Tronik N.A. was an operating subsidiary until the closing of the K-Tronik N.A. Agreement, is a diverse manufacturer and distributor of a number of products in the technology and commercial lighting industries. Eiger Technology Inc. is listed for trading on the Toronto Stock Exchange and its shares are also posted for trading through the facilities of the NASD’s OTCBB. Gerry Racicot was, from 1988 to 2001, President of ADH Custom Metal Fabricators Inc. and Vision Unlimited Equipment Inc., companies which manufactured and distributed various lighting and other products. ADH Custom Metal Fabricators Inc. listed on the TSX Exchange as “Newlook Industries Corp.” in May of 2002.

Keith Attoe, Director

Keith Attoe, in addition to being a director of the Company, is director and CFO of Eiger Technology, Inc. A chartered accountant by background, Keith Attoe has been with Eiger Technology, Inc. since 1996.

Kennneth Edwards, Chief Financial Officer

Kenneth Edwards, has been the Chief Financial Officer of K-Tronik N.A. since November of 2002. Prior to that, he was a Senior Manager with BDO Seidman, LLP from November 2000 to November 2002 and Chief Financial Officer of Menudirect Corporation from December 1997 to August 2000. Mr. Edwards is a CPA.

J.K. Lee, Corporate Secretary

J.K Lee, in addition to being Corporate Secretary of the Company, is the controller of K- Tronik N.A. Before joining K-Tronik N.A. Inc., he worked for Nara Travel as a principal accountant from 1998 to 2000 in Toronto, Canada. Mr. Lee joined K-Tronik in 2000 as an accounting manager.

Item 10.     Executive Compensation

Summary Compensation Table

Name and principal position	Year	Annual Compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All other Compensation ($)
					Restricted Stock Award(s) ($)	Securities Underlying options/SARs (#)	LTIP payouts ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Robert Kim(1) President, Treasurer & Director	2001 2002 2003	$165,000 $180,000 $180,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) Robert Kim is paid by the Company’s subsidiary, K-Tronik N.A.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2003 (22,573,886 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
ETIFF Holdings, LLC (Eiger Technology, Inc. subsidiary)	Greater than 5% shareholder	14,359,600	63.61%
Robert Kim	Director, Treasurer and President, Greater than 5% shareholder	6,714,286	29.74%

Gerry Racicot	Director	(1)	(1)
Keith Attoe	Director	(2)	(2)
Kenneth Edwards	Chief Financial Officer	0	0
J.K. Lee	Corporate Secretary	0	0%
Directors, Officers and 5% stockholders in total (5 Persons)		21,023,886	93.36%

1.
No shares of common stock are registered in Gerry Racicot’s name. However, as well as being a director of the Registrant, he is a Director and President of Eiger Technology Inc. which, through its wholly owned subsidiary ETIFF Holdings, LLC, owns 14,359,600 shares of common stock of the Registrant. As stated in the table above, ETIFF holds a total of 63.61% of the issued and outstanding stock of the Company.

2.
No shares of common stock are registered in Keith Attoe’s name. However, as well as being a director of the Registrant, he is a Director of Eiger Technology, Inc. which, through its wholly owned subsidiary ETIFF Holdings, LLC, owns 14,359,600 shares of common stock of the Registrant. As stated in the table above, ETIFF holds a total of 63.61% of the issued and outstanding stock of the Company. Mr. Keith Attoe is also the Manager of ETIFF.

Item 12.     Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

The Share Purchase Agreement described in Description of Business above resulted in the Company issuing to its president and director, Mr. Robert Kim, shares in exchange for his shares of the Company’s subsidiary, K-Tronik N.A. Inc. The closing of the Share Purchase Agreement and the Debt Settlement Agreement also resulted in the issuance of shares to ETIFF Holdings, LLC, a subsidiary of the Company’s parent, Eiger Technology, Inc. (of which two of the directors of the Company, Gerry Racicot and Keith Attoe, are directors and officers). At the time of the negotiation of the Share Purchase Agreement and the Debt Settlement Agreement, the Company was not a related party of Robert Kim and Eiger Technology, Inc. The terms of the Share Purchase Agreement and the Debt Settlement Agreement were negotiated between the Company, Robert Kim and Eiger Technology, Inc.

Certain of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and its officers and directors. The Company will attempt to resolve such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the company’s affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

In February of 2003, Mr. Ki-Seung, Vice President of K-Tronik’s Korean subsidiary, K-Tronik (Asia), lent K-Tronik (Asia) a total of $112,000. No written agreement was made in connection with this loan. However, K-Tronik (Asia) and Mr. Ki-Seung have agreed that the loan is non-interest bearing, payable on demand and has no fixed date of repayment. To date, none of these funds have been repaid by K-Tronik (Asia) to Mr. Ki-Seung.

Item 13.     Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index

There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended September 30, 2003.

Item 14.     Principal Accountant Fees and Services

Not applicable as the Company’s fiscal year ended prior to December 15, 2003.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000).

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001).

14.1	Code of Business Conduct

16.1	Change in certifying accountant (incorporated by reference to the Registrant’s report on Form 8-K filed on June 6, 2002

31.1	Section 302 certification of Chief Executive Officer

31.2	Section 302 certification of Chief Financial Officer

32	Section 906 certification of Chief Executive Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: December 31, 2003	By: /s/ Robert Kim
Robert Kim, President and Director,
Tresurer and Principal Accounting
Officer

Dated: December 31, 2003	By: /s/ Kenneth Edwards
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 31, 2003	By: /s/ Gerry Racicot
Gerry Racicot, Director

Dated: December 31, 2003	By: /s/ Keith Attoe
Keith Attoe, Director

     K-TRONIK INTERNATIONAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors
K-Tronik International Corporation
Hackensack, New Jersey

We have audited the accompanying consolidated balance sheet of K-Tronik International Corporation and subsidiaries as of September 30, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tronik International Corporation and subsidiaries at September 30, 2003, and the results of their operations and their cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Woodbridge, New Jersey
November 17, 2003

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
September 30, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$145,952
Accounts receivable, net of an allowance of $72,000	1,290,022
Inventories	1,743,028
Prepaid expenses	92,634
Total current assets	3,271,636

Property and equipment, net of accumulated depreciation of
$517,457	443,559
Security deposits and other	48,389
Intangible assets, net of accumulated amortization of
$64,959	102,059
Total Assets	$3,865,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	1,625,254
Accounts payable and accrued expenses	2,086,353
Total Current Liabilities	3,711,607

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.00001 par value 100,000,000 authorized
shares 22,573,886 issued and outstanding	226
Additional paid–in capital	5,020,108
Retained deficit	(4,591,935)
Accumulated comprehensive loss, foreign currency
translation adjustment	(274,363)
Total stockholders’ equity	154,036

Total liabilities and stockholders’ equity	$3,865,643

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	September 30,
	2003	2002

Net revenues	$6,536,978	$6,737,719
Cost of revenues	4,925,379	5,299,133
Gross profit	1,611,599	1,438,586
Selling, general and administrative expenses	2,322,747	2,020,670
Loss from operations	(711,148)	(582,084)
Other income (expenses)
Interest expense	(161,602)	(232,165)
Other income	4,954	3,731
Total other income (expenses)	(156,648)	(228,434)
Net loss	(867,796)	(810,518)
Foreign currency translation adjustments	(44,711)	(88,890)
Comprehensive loss	$(912,507)	$(899,408)
Basic and diluted net loss per share	$(0.04)	$(0.04)
Weighted average number of common shares
outstanding	22,573,886	22,573,886

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

			Additional		Accumulated
			Paid-in	Retained	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at September 30, 2001	25,000	$100,000	$1,053,162	$(2,920,596)	$(140,762)	$(1,908,196)
Conversion of parent company debt to equity	3,788,172	3,788,172	-	-	-	3,788,172
Recapitalization as a result of reverse merger	18,760,714	(3,887,946)	3,966,946	6,975	-	85,975
Net loss for the year	-	-	-	(810,518)	-	(810,518)
Foreign currency translation adjustment	-	-	-	-	(88,890)	(88,890)
Balance at September 30, 2002	22,573,886	226	5,020,108	(3,724,139)	(229,652)	1,066,543
Net loss for the year	-	-	-	(867,796)	-	(867,796)
Foreign currency translation adjustment	-	-	-	-	(44,711)	(44,711)
Balance at September 30, 2003	22,573,886	$226	$5,020,108	$(4,591,935)	$(274,363)	$154,036

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows

	For the Year Ended
	September 30,
	2003	2002

Cash flow from operating activities:
Net loss	$(867,796)	$(810,518)

Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and depreciation	192,211	148,814
Change in reserve for inventory obsolescence	(60,000)	120,000
Bad debt expense	53,116	5,660
Change in operating assets and liabilities
Accounts receivable	123,615	(108,800)
Inventories	979	591,254
Prepaid expenses	66,102	(7,307)
Security deposits and other	28,633	(22,981)
Accounts payable and accrued expenses	637,042	95,601

Net cash provided by operating activities	173,902	11,723

Cash flows from investing activities:
Purchase of equipment	(213,249)	(61,148)
Intangible assets	(4,110)	(800)

Net cash used in investing activities:	(217,359)	(61,948)
Cash flows from financing activities:
Proceeds (payments) from notes payable bank – net	(149,612)	259,007
Proceeds from notes payable – other than bank	279,372	-
Repayment of notes payable – other than bank	(190,124)
Proceeds from loan payable – parent company	-	78,992

Net cash provided by (used in) financing activities	(60,364)	337,999
Effect of exchange rate changes	(44,711)	(88,890)
Net increase (decrease) in cash and cash equivalents	(148,532)	198,884
Cash and cash equivalents at beginning of period	294,484	95,600
Cash and cash equivalents at end of period	$145,952	$294,484

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int’l Corporation, a Nevada corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int’l Corporation which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation (“KTA”), a Korean corporation. In connection with this transaction, K-Tronik Int’l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. (“KTNA”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of KTI, KTNA and KTA as described above and in Note 2. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, determined by the moving weighted average method. An allowance has provided for obsolescence.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line and accelerated methods over their estimated useful lives that range from three to five years. Repairs and maintenance are charged to expense as incurred.

Intangible Assets

Intangible assets, primarily UL certification costs, are recorded at cost and amortized over their estimated useful lives which range from five-to-ten years.

Research and Development Costs

Research and development costs are charged to operations when incurred. Research and development expense totaled $25,371 and $4,903 for the years ending September 30, 2003 and 2002, respectively.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information.

Shipping and Handling Costs

Shipping and handling costs are recorded as a component of cost of sales.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary, KTA, are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders’ equity.

Advertising Costs

The Company records advertising costs in accordance with SOP 93-7. Advertising costs of $48,083 and $71,674 were recognized as expense for years ended September 30, 2003 and 2002, respectively.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through September 30, 2003.

Fair Value of Financial Instruments

Financial instruments reported in the Company’s consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

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

Stock Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure”. It chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to its employees and present pro forma effect of the fair value of such options. No options have been granted to date.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Pronouncements

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation ' Transition and Disclosure ' An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, was issued in May 2003 and requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations

NOTE 2 – Acquisition:

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of KTI’s capital stock as December 12, 2001, after giving effect to the reverse acquisition and the ETIFF debt settlement is calculated as follows:

KTNA capital stock	$100,000
KTNA additional paid in capital	1,132,162
Settlement of amounts due to ETIFF	3,788,172

KTI capital stock, September 30, 2002	$5,020,334

The components of KTI capital stock are made up as follows:

Capital stock (22,573,886 common shares issued and outstanding)	$226
Additional paid-in capital	5,020,108

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

The functional currency of Asia is the Korean Won.

NOTE 4 – Inventories:

Inventories consist of the following at September 30, 2003:

Raw materials	$515,241
Finished goods	1,287,787
1,803,028
Reserve for inventory obsolescence	(60,000)
$1,743,028

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment:

Property and equipment consists of the following at September 30, 2003:

Transportation equipment	$17,758
Computer equipment	136,676
Tools	298,199
Furniture and fixtures	62,359
Machinery and equipment	446,024
961,016
Less: Accumulated depreciation	517,457
$443,559

Depreciation expense for the years ended September 30, 2003 and 2002 was $175,271 and $139,856, respectively.

NOTE 6 – Intangible Assets:

Intangible assets consist of the following at September 30, 2003:

Intangible Assets, primarily UL certification costs	$167,018
Accumulated Amortization	(64,959)
Net Amount	$102,059

Amortization expense for the years ended September 30, 2003 and 2002 was $16,940 and $14,984, respectively.

The weighted average amortization period is 6 years. The estimated aggregate amortization expense for each of the five succeeding years is approximately $17,000 per year.

NOTE 7 – Notes Payable:

The Company has drawn down $971,788 as of September 30, 2003 under a $1,500,000 revolving credit line with Trust Company Bank of New Jersey (“Trust”), which is due on demand. This line replaced the expired Alliance revolving credit line. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of up to $500,000. The line expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005. The availability of funds is limited to percentages of eligible accounts receivable and inventory. This agreement contains various financial and non-financial covenants of which the Company was in violation of the tangible net worth covenant at September 30, 2003. The Company received a waiver from the Bank in December 2003.

The Company had drawn down $1,157,219 as of September 30, 2002 under a $1,500,000 revolving credit line with Business Alliance Capital Corporation (“Alliance”), which was due on

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

demand. The line of credit was secured by equipment, general intangibles, accounts receivables, inventory, and stockholder guarantees of $250,000. The line expired and was repaid June 30, 2003.

KTA has drawn down $564,218 and $528,399 under a separate revolving line of credit of $600,000 at September 30, 2003 and 2002, respectively with Woori Bank (Formely Hanvit Bank) in Korea. The line of credit is secured by equipment, accounts receivables and inventory. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.02% per annum. The line of credit expires May 29, 2004.

In February 2003, KTA was advanced $111,741 by one of its employees, the total amount outstanding at September 30, 2003 was $53,904. The advance is non- interest bearing and is payable on demand.

In May 2003, KTA was advanced $167,631 by an outside financier. The advance bears interest at the rate of 12% and is due by May 2004. The total amount outstanding at September 30, 2003 was $35,344.

The Company extended its credit facilities for KTA through May 29, 2004 and KTNA through June 30, 2006, renewable annually June 30, 2004 and 2005. The Company expects that its working capital needs will require it to obtain a new revolving credit facilities by May 29, 2004 and June 30, 2004, when the credit facilities matures, whether by extending, renewing, replacing or otherwise refinancing the facility. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, Eiger has committed to provide the Company with the necessary financing to continue its operations through 2004. Eiger has supported the Company in the past by providing working capital to the Company.

NOTE 8 – Capital Stock:

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of September 30, 2003 the Company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of September 30, 2003 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments and Contingencies:

The Company assumed a lease of its office space located in Hackensack, New Jersey, which expires May 31, 2004. The lease contains a provision requiring the Company to pay property taxes and operating expenses, which exceed base year amounts. KTA occupies a factory located

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in South Korea under a lease, which expires March 31, 2004. Total rent expense was approximately $88,175 and $67,900 for the years ended September 30, 2003 and 2002, respectively.

Future minimum annual rent payments under these leases are as follows:

Year Ending
September 30,
2004	$27,000
$27,000

NOTE 10 – Major Customer:

One customer accounted for approximately 12% and 15% of sales for the years ended September 30, 2003 and 2002, respectively, and two customers accounted for 32% of accounts receivables as of September 30, 2003 and one customer accounted for 14% of accounts receivables as of September 30, 2002.

NOTE 11 – Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. A deferred tax asset valuation allowance has been provided to entirely offset deferred tax assets due to the uncertainty regarding the realization of these assets based on future probability. Differences between income tax benefits computed at the federal statutory rate and reported income taxes for tax year 2002 are primarily attributed to net operating loss carryforwards, the loss on income from foreign subsidiary and other permanent differences. United States and foreign components of net losses were $287,915, $579,881 and $337,827, $472,691 for the years ended September 30, 2003 and 2002, respectively. At September 30, 2003 the Company had net operating loss carryforwards of $240,000 from its US operations and $2,417,000 from its foreign operations available to offset future taxable income expiring through 2008. The tax effects of temporary differences at September 30, 2003 are as follows:

Deferred tax assets:

Allowance for doubtful accounts	$24,500
Net operating losses	779,000
Allowance for inventory obsolescence	20,400
Retirement and severance benefits	10,000
Allowance for warranty expense	17,300
Depreciation and Amortization	6,600
Total deferred tax assets	857,800
Less valuation allowance	(857,800)
$-

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with KTA for over one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave KKTA. It is not the policy of KTA to fund retirement and severance benefits accrued. However, provisions in the amount of approximately $30,000 and $47,000 at September 30, 2003 and 2002, respectively, has been made in the accompanying financial statements for the estimated accrued liability under the plan, which would be payable if all employees left on the balance sheet date.

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the years ended September 30, 2003 and 2002 was $161,602 and $233,704, respectively.

NOTE 14 – Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis.

The table below presents information by geographic location:

	2003	2002
Revenues:
United States	$5,436,501	$6,312,696
Asia and other	1,100,477	425,023
	$6,536,978	$6,737,719

Long-lived assets
United States	$155,211
Asia and other	288,348
	$443,559

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.