Form 10QSB
period 2003-12-31
K TRONIK INTERNATIONAL CORP
filed 2004-02-17
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of December 31, 2003, the Registrant had 22,573,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)    Yes ☐    No ☒

K-TRONIK INTERNATIONAL CORPORATION
(Formerly LMC CAPITAL CORP.)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	18

SIGNATURES		18

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
December 31, 2003
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$120,008
Accounts receivable – net of an allowance of $ 72,000	1,285,234
Inventories	1,982,537
Prepaid expenses	100,907
Total current assets	3,488,686

PROPERTY AND EQUIPMENT – net	399,185

OTHER ASSETS:
Security deposits and other	43,751
Intangible assets – net	98,246
Total other assets	141,997

TOTAL ASSETS	$4,029,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable	$1,794,952
Accounts payable and accrued expenses	2,247,363
Total current liabilities	4,042,315

TOTAL LIABILITIES	4,042,315

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock	226
Additional paid – in capital	4,953,757
Accumulated deficit	(4,691,719)
Accumulated comprehensive loss, foreign
currency translation adjustment	(274,711)
TOTAL STOCKHOLDERS’ DEFICIT	(12,447)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,029,868

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss
December 31, 2003
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002

Net Revenues	$1,646,555	$1,267,984
Cost of revenues	1,269,016	961,536
Gross profit	377,539	306,448
Selling, general and administrative expenses	441,728	516,076
Loss from operations	(64,189)	(209,628)
Other income (expense)
Interest income	1,278	328
Interest expense	(36,873)	(54,443)
Total other income (expense)	(35,595)	(54,115)
Net loss	(99,784)	(263,743)
Foreign currency translation adjustments	(348)	(10,222)

Comprehensive loss	$(100,132)	$(273,965)

Basic and diluted net loss per share	$(0.004)	$(0.013)

Weighted average number of common shares outstanding	22,573,866	22,573,866

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows December 31, 2003
(Unaudited)

	Three Months Ended
	December 31,
	2003	2002
Cash flow from operating activities:
Net loss	$(99,784)	$(263,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amoritization and Depreciation	52,654	45,024
Bad Debt Expense	-	10,000
Net Change in Operating Assets and Liabilities
Accounts Receivable	4,788	371,636
Inventories	(239,509)	403,348
Prepaid Expenses	(8,273)	(6,278)
Security deposits and other	4,638	(9,569)
Accounts Payable and Accrued Expenses	161,010	(322,405)

Net cash provided by (used) in operating activities	(124,476)	228,013

Cash flows from investing activities:
Purchase of Equipment	(3,882)	(46,352)
Purchase of Intangible Assets	(585)	(192)

Net cash used in investing activities:	(4,467)	(46,544)

Cash flows from financing activities:
Proceeds (repayments) from Notes Payable – Net	169,698	(406,086)
Capitalized expenses related to registration statement	(66,351)	-

Net cash provided by (used in) financing activities	103,347	(406,086)

Effect of Exchange Rate Changes	(348)	(10,222)
Net decrease in cash and cash equivalents	(25,944)	(234,839)
Cash and cash equivalents at beginning of period	145,952	294,484
Cash and cash equivalents at end of period	$120,008	$59,645

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003 which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004.

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Research and Development Costs

Research and development costs are charged to operations when incurred. Research and development expense totaled $9,641 and $2,280 for the three months ending December 31, 2003 and 2002, respectively.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Advertising Costs

The Company records advertising costs in accordance with SOP 93-7. Advertising costs of $5,452 and $11,528 were recognized as expense for the three months ended December 31, 2003 and 2002, respectively.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through December 31, 2003.

Fair Value of Financial Instruments

Financial instruments reported in the Company’s consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Stock Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.” It chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to its employees and present pro forma effect of the fair value of such options. No options have been granted to date.

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

NOTE 2 – Acquisition:

By agreement dated November 29, 2001, and approved by the board of directors effective December 12, 2001, KTI acquired 100 % of the issued and outstanding shares of KTNA, which included KTNA’s wholly-owned subsidiary KTA, in exchange for 14,285,714 shares of restricted common stock of KTI. As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. (“ETIFF”) in settlement of $3,788,172 owed to

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. (“Eiger”), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted and exercised an option to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI. As a result of these transactions, the former shareholders of KTNA own 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI.

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 4 – Inventories:

Inventories consist of the following at December 31, 2003:

Raw Materials	$210,518
Finished Goods	1,772,019
Total	$1,982,537

NOTE 5 – Property and Equipment:

Property and equipment consists of the following at December 31, 2003:

Transportation equipment	$17,053
Computer equipment	151,314
Tools	286,348
Furniture and fixtures	59,881
Machinery and equipment	431,438
Total	946,034
Less: accumulated depreciation	(546,849)
Total	$399,185

NOTE 6 – Intangible Assets:

Intangible assets consist of the following at December 31, 2003:

Intangible assets	$167,603
Less: accumulated amortization	(69,357)
Net amount	$98,246

NOTE 7 – Notes Payable:

The Company has drawn down $1,169,136 as of December 31, 2003 under a $1,500,000 revolving credit line with Trust Company Bank of New Jersey (“Trust”), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of up to $500,000. The line expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005. The availability of funds is limited to percentages of eligible accounts receivable and inventory. This agreement contains various financial and non-

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

financial covenants of which the Company was in violation of the tangible net worth covenant at December 31, 2003. The Company received a waiver from the Bank in February 2004.

KTA has drawn down approximately $541,785 under a revolving line of credit of $600,000 at December 31, 2003 with Woori Bank (Formerly Hanvit Bank) in Korea. The line of credit is secured by equipment, accounts receivables and inventory. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.02% per annum. The line of credit expires May 29, 2004.

In February 2003, KTA was advanced $111,741 by one of its employees, the total amount outstanding at December 31, 2003 was $50,092. The advance is non- interest bearing and is payable on demand.

In May 2003, KTA was advanced $167,631 by an outside financier. The advance bears interest at the rate of 12% and is due by May 2004. The total amount outstanding at December 31, 2003 was $33,939.

NOTE 8 – Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of December 31, 2003, the company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of December 31, 2003, and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires May 31, 2004. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. KTA occupies a factory located in South Korea under a lease which expires March 31, 2004. Total rent expense was approximately $14,616 and $16,575 for the three-month periods ended December 31, 2003 and 2002, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

September 30,
2004	27,000
$27,000

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 10 – Major Customer:

One customer accounted for approximately 10% of sales for the three months ended December 31, 2003 and two customers accounted for 11% and 13%, respectively, of accounts receivables as of December 31, 2003.

NOTE 11 – Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The significant component of the Company’s deferred tax asset is the losses in the foreign subsidiary. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on local labor laws. Provision in the amount of approximately $31,900 has been made at December 31, 2003 for the estimated accrued liability under the plan, based upon average rates of pay and length of service.

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the three-months ended December 31, 2003 and 2002 was $36,873 and $54,443, respectively.

NOTE 14 – Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis. The table below presents information by geographic location:

	2003	2002
Revenues:
United States	$1,532,024	$1,145,999
Asia and other	114,531	121,985
	$1,646,555	$1,267,984

Long-lived assets
United States	$93,755
Asia and other	305,430
	$399,185

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through December 31, 2003.

Results of Operation:

Three Months ended December 31, 2003 (“2003 period”) Compared to Three Months Ended December 31, 2002 (“2002 period”).

Net Sales and Gross Profit

The Company reported net sales of $1,646,555 for the 2003 period, an increase of $378,571 or 30% from the $1,267,984 in sales reported for the 2002 period. The sales increase was mainly attributed the fact that in the 2002 period there were delays in receiving inventory from its new supplier, thereby not being able to fulfill orders. There were no such delays in the 2003 period.

The Company’s gross profit increased to $377,539 in the 2003 period compared to $306,448 in the 2002 period as a result of increased sales volume. In addition, the overall gross margin decreased slightly to 23% for the 2003 period compared to 24% in the 2002 period. This decrease was primarily attributed to additional exporting and freight costs incurred by the Company related to inventory that had to be returned to the manufacturer and reshipped. The Company does not anticipate this type of occurrence in future quarters and therefore anticpates enhanced margins during the remainder of the year.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $441,728 in the 2003 period, a decrease of $74,348 or 14% from $516,076 reported in the 2002 period. The decrease is primarily related to a reduction of expenses at its KTA subsidiary. Total SG&A expenses at KTA decreased from $206,354 in the 2002 period to $74,219 in the 2003 period primarily related to the cost reduction plan in effect at KTA. The decrease in KTA expenses was offset by an increase in salaries and payroll related costs of $41,463 related to additional hires at the corporate offices.

Interest and Other Expenses

Interest and other expenses decreased to $35,595 for the 2003 period compared to $54,115 in the 2002 period primarily due to a lower interest rate associated with the Company’s new credit facility.

Net Loss

The Company reported a net loss attributable to common shareholders of $(99,784) for the 2003 period as compared to net loss of $(263,743) for the 2002 period as a result of those items discussed above.

Liquidity and Capital Resources

At December 31, 2003, the Company had a working capital deficit of $553,629 and $120,008 in cash and cash equivalents. The working capital deficit is a result of the Company classifying certain of its debt, which is a three year facility expiring in June 2006, as current due to provisions in the agreement that require an annual review.

Net cash used in operating activities for the 2003 period was ($124,476) as compared to net cash provided by operations of $228,013 during the 2002 period. An increase in accounts payable and accrued expenses was the primary sources of operating cash and the increase in inventories was the primary use of cash in the 2003 period.

Investing activities for the 2003 period included purchases of $3,882 of computer equipment, machinery and equipment and tools.

Financing activities in the 2003 period included proceeds from the Company’s revolving credit lines totaling $169,698. Additionally, $66,351 in costs related to the Company’s recent SB-2 offering were charged against additional paid-in capital in the 2003 period.

The Company has credit facilities providing a maximum borrowing of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender’s prime rate plus

1.5%. At December 31, 2003 borrowings under these facilities were $1,710,921 as compared to $1,279,532 at December 31, 2002. At December 31, 2003, the loans have been classified as current liabilities in the accompanying balance sheet because the facilities mature in less than one year ($1.5 million of the total line related to the Company’s US operations expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005).

Management believes, based upon current circumstances, the pledge of continued support from its parent company and assuming that it is able to renew its credit facilities that expire through June 2006, that it has adequate capital resources to support expected operating levels for the next twelve months.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302

31.2	Certification of Chief Financial Officer Pursuant to Section 302

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: February 17, 2004	By:	/s/ Robert Kim
Robert Kim, President, Treasurer and Director

Dated: February 17, 2004	By:	/s/ Kenneth Edwards
Kenneth Edwards, Chief Financial
Officer and Principal Accounting Officer