Form 10QSB
period 2004-03-31
K TRONIK INTERNATIONAL CORP
filed 2004-05-17
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2004, the Registrant had 22,573,886 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

K-TRONIK INTERNATIONAL CORPORATION

K-TRONIK INTERNATIONAL CORP.

Consolidated Balance Sheet
March 31, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$131,201
Accounts receivable – net	1,123,752
Inventories	1,636,955
Prepaid expenses	95,694
Total current assets	2,987,602

PROPERTY AND EQUIPMENT – net	363,233

OTHER ASSETS:
Security deposits and other	39,045
Intangible assets – net	98,596
Total other assets	137,641

TOTAL ASSETS	$3,488,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,568,278
Accounts payable and accrued expenses	2,230,125
Total current liabilities	3,798,403

TOTAL LIABILITIES	3,798,403

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock	226
Additional paid – in capital	4,953,757
Accumulated deficit	(4,948,374)
Accumulated comprehensive loss, foreign
currency translation adjustment	(315,536)
TOTAL STOCKHOLDERS’ DEFICIT	(309,927)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,488,476

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.

Consolidated Statements of Operations
March 31, 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Revenues	$1,259,952	$1,838,753	$2,906,507	$3,106,737

Cost of revenues	1,036,799	1,329,248	2,305,815	2,290,784

Gross profit	223,153	509,505	600,692	815,953

Selling, general and administrative expenses	448,509	508,261	890,237	1,024,337

Income (loss) from operations	(225,356)	1,244	(289,545)	(208,384)
Other income (expenses)
Interest income	-	13	1,278	341
Interest expenses	(31,299)	(48,099)	(68,172)	(102,542)
Total other expense	(31,299)	(48,086)	(66,894)	(102,201)

Net loss	(256,655)	(46,842)	(356,439)	(310,585)

Foreign currency translation adjustment	(40,825)	27,236	(41,173)	17,014

Comprehensive loss	$(297,480)	$(19,606)	$(397,612)	$(293,571)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding	22,573,866	22,573,866	22,573,866	22,573,866

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
March 31, 2004
(Unaudited)

	Six Months Ended
	March 31,
	2004	2003
Cash flow from operating activities:
Net loss	$(356,439)	$(310,585)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	103,474	71,297
Reserve for inventory obsolescence	-	(10,000)
Bad debt expense	-	10,000
Changes in operating assets and liabilities
Accounts receivable	166,270	(161,769)
Inventories	106,073	504,610
Prepaid expenses	(3,060)	19,489
Security deposits	9,344	(1,545)
Accounts payable and accrued expenses	143,772	(359,706)

Net cash provided by (used in) operating activities	169,434	(238,209)

Cash flows from investing activities:
Purchase of equipment	(14,352)	(61,290)
Intangible assets	(5,333)	(8,656)

Net cash used in investing activities:	(19,685)	(69,946)
Cash flows from financing activities:
Proceeds (repayments) from notes payable – net	(56,976)	46,092
Capitalized expenses related to registration statement	(66,351)	-

Net cash provided by (used in) financing activities	(123,327)	46,092
Effect of Exchange Rate Changes	(41,173)	17,014
Net decrease in cash and cash equivalents	(14,751)	(245,049)
Cash and cash equivalents at beginning of period	145,952	294,484
Cash and cash equivalents at end of period	$131,201	$49,435

 See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 – Summary Of Significant Accounting Policies:

Nature of Business

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the six months ended March 31, 2004 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2004.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Basis of Presentation

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

Research and Development Costs

Research and development costs are charged to operations when incurred. Research and development expense totaled $30,714 and $4,062 for the six months ending March 31, 2004 and 2003, respectively.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was $72,000 at March 31, 2004.

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

Advertising Costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7. Advertising costs of $21,682 and $16,778 were recognized as expense for the six months ended March 31, 2004 and 2003, respectively.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through March 31, 2004.

Fair Value of Financial Instruments

Financial instruments reported in the Company’s consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

Earnings Per Share

The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same because no options, warrants or convertible preferred stock have been issued.

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

The functional currency of KTA is the Korean Won.

NOTE 4 – Inventories:

Inventories consist of the following:

Raw Materials	$218,583
Finished Goods	1,418,372
Total	$1,636,955

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 5 – Property and Equipment:

Property and equipment consists of the following:

Transportation Equipment	$17,706
Computer Equipment	151,314
Tools	299,230
Furniture and Fixtures	62,175
Machinery and Equipment	444,943
Total	975,368
Less: Accumulated Depreciation	(612,135)
Total	$363,233

NOTE 6 – Intangible Assets:

Intangible assets consist of the following:

Regulatory Approval	$172,351
Accumulated Amortization	(73,755)
Net Amount	$98,596

NOTE 7 – Notes Payable:

The Company has drawn down $878,836 as of March 31, 2004 under a $1,500,000 revolving credit line with Trust Company Bank of New Jersey (“Trust”), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of up to $500,000. Interest, which is payable upon borrowing, is charged at the banks prime rate (which was 4% at March 31, 2004) plus 1.75%. The line expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005. The availability of funds is limited to percentages of eligible accounts receivable and inventory. This agreement contains various annual financial and non-financial covenants of which the Company was in violation of the tangible net worth covenant at September 30, 2003. The Company received a waiver from the Bank in January 2004.

KTA has drawn down approximately $562,543 under a revolving line of credit of $600,000 at March 31, 2004 with Woori Bank (Formerly Hanvit Bank) in Korea. The line of credit is secured by equipment, accounts receivables and inventory. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.6% per annum. The line expires May 29, 2004.

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

In February 2003, KTA was advanced $111,741 by one of its employees, the total amount outstanding at March 31, 2004 was $40,214. The advance is non- interest bearing and is payable on demand.

In March 2004, KTA was advanced $86,685 by an outside financier. The advance bears interest at the rate of 5% and is due by August 2004. The total amount outstanding at March 31, 2004 was $86,685.

NOTE 8 – Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of March 31, 2004 the Company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of March 31, 2004 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments and Contingency:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires May 31, 2004. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. Asia occupies a factory located in South Korea under a month-to-month lease. Total rent expense was approximately $40,529 and $37,991 for the six-month periods ended March 31, 2004 and 2003, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

September 30,
2004	$27,000
$27,000

NOTE 10 – Major Customer:

One customer accounted for approximately 13% of sales for the six months ended March 31, 2004 and three customers accounted for 18%, 16% and 10%, respectively of accounts receivables as of March 31, 2004.

K-TRONIK INTERNATIONAL CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

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

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on local labor laws. Provision in the amount of approximately $43,400 has been made at March 31, 2004 for the estimated accrued liability under the plan, based upon average rates of pay and length of service.

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the six-months ended March 31, 2004 and 2003 was $66,196 and $102,542, respectively.

NOTE 14 – Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis. The table below presents information by geographic location:

	2004	2003
Revenues:
United States	$2,768,004	$2,713,928
Asia and other	138,503	392,809
	$2,906,507	$3,106,737
Long-lived assets
United States	$145,983
Asia and other	217,250
	$363,233

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through March 31, 2004.

Results of Operation:

Three Months ended March 31, 2004 (“2004 period”) Compared to Three Months Ended March 31, 2003 (“2004 period”).

Net Sales and Gross Profit

The Company reported net sales of $1,260,000 for the 2004 period, a decrease of $579,000 or 31% from the $1,839,000 in sales reported for the 2003 period. The sales decrease was attributed to an uncharacteristically slow sales period from December 2003 through March 2004 and the related shortage of copper and steel, which are key components in the manufacture of ballasts and caused inventory shortages of several key models. The Company anticipates an increase in the level of sales during its third and fourth quarters.

The Company’s gross profit decreased to $223,000 in the 2004 period compared to $510,000 in the 2003 period as a result of the above factors that resulted in a decrease in sales. The gross profit margin decreased to 17% in the 2004 period from 27% in the 2003 period as the Company was forced to purchase some components at higher prices as in addition to incurring higher shipping costs, from the manufacturer in Asia to the United States to fill certain customer orders.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $449,000 in the 2004 period, a decrease of $59,000 or 12% from $508,000 reported in the 2003 period. The decrease is primarily attributable to a reduction in costs at KTA. The decrease in KTA expenses of approximately $90,000 was offset by increases in salaries and payroll related costs of $10,000 related to additional hires at the corporate offices, advertising costs of $11,000, warranty costs $14,000 and R & D costs of $20,000.

Interest and Other Expenses

Interest and other expenses decreased to $31,000 for the 2004 period compared to $48,000 in the 2003 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(257,000) for the 2004 period as compared to net loss of $(47,000) for the 2003 period as a result of those items discussed above.

Results of Operation:

Six Months Ended March 31, 2004 ("2004 period") Compared to Six Months Ended March 31, 2003 ("2003 period").

Net Sales and Gross Profit

The Company reported net sales of $2,907,000 for the 2004 period, a decrease of $200,000 or 1% from the $3,107,000 in sales reported for the 2003 period. The sales decrease was attributed to an uncharacteristically slow sales period from December 2003 through March 2004 and the related shortage of copper and steel, which are key components in the manufacture of ballasts and caused inventory shortages of several key models. The Company anticipates an increase in the level of sales during its third and fourth quarters.

The Company’s gross profit decreased to $601,000 in the 2004 period compared to $816,000 in the 2003 period as a result of the above factors that resulted in a decrease in sales. The gross profit margin decreased to 20% in the 2004 period from 26% in the 2003 period as the Company was forced to purchase some components at higher prices as well as certain product was air shipped from the manufacturer in Asia to the United States to fill certain customer orders.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $890,000 in the 2004 period, a decrease of $134,000 or 13% from $1,024,000 reported in the 2003 period. The decrease is primarily attributable to primarily related to the cost reduction plan in effect at KTA. The decrease in KTA expenses of approximately $243,000 was offset by increases in salaries and payroll related costs of $52,000 related to additional hires at the corporate offices, depreciation and amortization costs of $59,000, warranty costs of $16,000 and R & D costs of $27,000.

Interest and Other Expenses

Interest and other expenses decreased to $67,000 for the 2004 period compared to $102,000 in the 2003 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(356,000) for the 2004 period as compared to net loss of $(311,000) for the 2003 period as a result of those items discussed above.

Liquidity and Capital Resources

At March 31, 2004, the Company had a working capital deficit of $811,000 and $131,200 in cash and cash equivalents. The working capital deficit is a result of the Company classifying certain of its debt, which is a three year facility expiring in June 2006, as current due to provisions in the agreement that require an annual review.

Net cash provided by operating activities for the 2004 period was $169,000 as compared to net cash used in operations of ($238,000) during the 2003 period. A decrease in inventories, accounts receivables and increases in accounts payable and accrued expenses were the primary sources of operating cash.

Investing activities for the 2004 period included purchases of $14,000 of computer equipment, machinery and equipment, tools and $5,000 related to costs associated with intangible assets.

Financing activities in the 2004 period included net repayments of the Company’s revolving credit lines totaling $57,000. Additionally, $66,000 in costs related to the Company’s recent SB-2 offering was charged against additional paid-in capital in the 2004 period.

The Company has credit facilities providing a maximum borrowing of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender’s prime rate plus 1.5%. At March 31, 2004 borrowings under these facilities were $1,441,000. At March 31, 2004, the loans have been classified as current liabilities in the accompanying balance sheet because the facilities mature in less than one year ($1.5 million of the total line related to the

Company’s US operations expires June 30, 2006, however it is renewable annually at June 30, 2004 and 2005).

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

The Company maintains borrowings under working capital credit facilities with asset-based lenders that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the “prime rate”. There are no other material qualitative or quantitative market risks particular to the Company.

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

Changes in internal controls

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

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

None

(b) Exhibits.

31.1	Certificate of Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: May 14, 2004	By:	/s/ Robert Kim
Robert Kim, President, principle
Accounting Officer and Director