Form 10QSB
period 2004-06-30
K TRONIK INTERNATIONAL CORP
filed 2004-09-02
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been s
ubject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

As of June 30, 2004, the Registrant had 23,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐   No  ☒

K-TRONIK INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
June 30, 2004
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$183,641
Accounts receivable – net	1,254,568
Inventories	1,550,035
Prepaid expenses	111,919

Total current assets	3,100,163

PROPERTY AND EQUIPMENT – net	320,870

OTHER ASSETS:
Security deposits and other	34,491
Intangible assets – net	94,499

Total other assets	128,990

TOTAL ASSETS	$3,550,023

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$1,378,861
Accounts payable and accrued expenses	2,550,968

Total Current Liabilities	3,929,829

TOTAL LIABILITIES	3,929,829

COMMITMENTS

STOCKHOLDERS' DEFICIT
Common stock	226
Additional paid – in capital	4,953,757
Accumulated deficit	(5,027,981)
Accumulated other comprehensive loss, foreign
currency translation adjustment	(305,808)

TOTAL STOCKHOLDERS' DEFICIT	(379,806)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,550,023

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net Revenues	$1,380,818	$1,621,486	$4,287,325	$4,728,223

Cost of revenues	1,002,190	1,198,157	3,308,005	3,488,941

Gross profit	378,628	423,329	979,320	1,239,282

Selling, general and administrative expenses	437,094	602,433	1,327,331	1,626,770

Loss from operations	(58,466)	(179,104)	(348,011)	(387,488)

Other income (expenses)
Interest income	915	8	2,193	349
Interest expenses	(22,056)	(40,654)	(90,228)	(143,196)
Total other income (expenses)	(21,141)	(40,646)	(88,035)	(142,847)

Net loss	(79,607)	(219,750)	(436,046)	(530,335)

Foreign currency translation adjustment	9,728	(38,506)	(31,445)	(21,492)

Comprehensive loss	$(69,879)	$(258,256)	$(467,491)	$(551,827)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common	22,790,532	22,573,866	22,646,088	22,573,866
shares outstanding

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2004	2003

Cash flows from operating activities:

Net loss	$(436,046)	$(530,335)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	151,822	139,539
Reserve for inventory obsolescence	-	(10,000)
Bad debt expense	-	30,000

Changes in operating assets and liabilities

Accounts receivable	35,454	176,295
Inventories	192,993	(100,752)
Prepaid expenses	(19,285)	(7,714)
Security deposits	13,898	(34,381)
Accounts payable and accrued expenses	464,615	789,493

Net cash provided by operating activities	403,451	452,145

Cash flows from investing activities:

Purchase of equipment	(15,940)	(161,270)
Intangible assets	(5,633)	(8,656)

Net cash used in investing activities:	(21,573)	(169,926)

Cash flows from financing activities:

Net repayment of notes payable	(246,393)	(502,459)
Capitalized expenses related to registration statement	(66,351)	-

Net cash used in financing activities	(312,744)	(502,459)

Effect of exchange rate changes	(31,445)	(21,492)

Net increase (decrease) in cash and cash equivalents	37,689	(241,732)

Cash and cash equivalents at beginning of period	145,952	294,484

Cash and cash equivalents at end of period	$183,641	$52,752

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the nine months ended June 30, 2004 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2004.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

Intangible Assets

Intangible assets are recorded at cost and amortized over their estimated useful lives which range from five-to-ten years.

Research and Development Costs

Research and development costs are charged to operations when incurred.

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was $72,000 at June 30, 2004

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Shipping and Handling Costs

Shipping and handling costs are recorded as a component of cost of sales.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' deficit.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through June 30, 2004.

Fair Value of Financial Instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

Earnings (loss) Per Share

The Company accounts for earnings (loss) per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings (Loss) Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

options and warrants. Basic and diluted losses are the same because no options, warrants or convertible preferred stock have been issued.

Stock Based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." It chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to its employees and present pro forma effect of the fair value of such options. No options have been granted to date.

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

As a result of these transactions, the former shareholders of KTNA own 90.7% of KTI representing 21,073,886 of the 23,223,886 total issued and outstanding shares of KTI.

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
June 30, 2004

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

$5,020,334

NOTE 3 – Investment In K-Tronik Asia Corporation:

As of September 30, 2001, KTNA had an 86.66% ownership interest in KTA. On December 4, 2001, Eiger acquired the additional 17,199 shares (13.34%) of KTA for $79,000. Eiger then transferred the 17,199 shares to KTNA in exchange for $79,000 which was assigned to ETIFF by Eiger and settled in connection with the amounts due to ETIFF as described in Notes 2 and 8. As a result of this transaction, KTNA owns 100% of KTA.

The functional currency of KTA is the Korean Won.

NOTE 4 – Inventories:

Inventories consist of the following:

Raw Materials	$217,022
Finished Goods	1,333,013
Total	$1,550,035

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 5 – Property and Equipment:

Property and equipment consists of the following:

Transportation Equipment	$17,706
Computer Equipment	152,902
Tools	299,230
Furniture and Fixtures	62,175
Machinery and Equipment	444,943
Total	976,956
Less: Accumulated Depreciation	(656,086)
Total	$320,870

NOTE 6 – Intangible Assets:

Intangible assets consist of the following:

Regulatory Approval	$172,651
Accumulated Amortization	(78,152)
Net Amount	$94,499

NOTE 7 – Notes Payable:

The Company has drawn down $818,537 as of June 30, 2004 under a $1,500,000 revolving credit line with Trust Company Bank of New Jersey ("Trust"), which is due on demand. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of up to $500,000. Interest, which is payable upon borrowing, is charged at the banks prime rate (which was 4.1% at June 30, 2004) plus 1.75% . The line expires June 30, 2006, however it is renewable at June 30, 2005. The availability of funds is limited to percentages of eligible accounts receivable and inventory. This agreement contains various annual financial and non-financial covenants of which the Company was in violation of the tangible net worth covenant at September 30, 2003. The Company received a waiver from the Bank in January 2004.

KTA has drawn down approximately $437,344 under a revolving line of credit of $600,000 at June 30, 2004 with Woori Bank (Formerly Hanvit Bank) in Korea. The line of credit is secured by equipment, accounts receivables and inventory. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.6% per annum. The line expires May 29, 2005.

In February 2003, KTA was advanced $111,741 by one of its employees, the total amount outstanding at June 30, 2004 was $36,914. The advance is non- interest bearing and is payable on demand.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

In March 2004, KTA was advanced $86,685 by an outside financier. The advance bears interest at the rate of 5% and is due by August 2004. The total amount outstanding at June 30, 2004 was $86,066.

NOTE 8 – Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of June 30, 2004 the Company had 22,573,866 shares outstanding.

The Company has no stock options outstanding as of June 30, 2004 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments:

The Company assumed a lease of its office space located in Hackensack, New Jersey which expires November 30, 2004. The lease contains a provision requiring the company to pay property taxes and operating expenses which exceed base year amounts. Asia occupies a factory located in South Korea under a month-to-month lease. Total rent expense was approximately $70,429 and $48,689 for the nine-month periods ended June 30, 2004 and 2003, respectively.

Future minimum annual rent payments are related operating expenses under these leases are approximately as follows:

September 30,
2004	27,000
$27,000

NOTE 10 – Major Customer:

One customer accounted for approximately 13% of sales for the nine months ended June 30, 2004 and three customers accounted for 13%, 13% and 12%, respectively of accounts receivables as of June 30, 2004.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with K-Tronik Asia Corporation for over one year are entitled to lump-sum payments based on local labor laws. Provision in the amount of approximately $33,700 has been made at June 30, 2004 for the estimated accrued liability under the plan, based upon average rates of pay and length of service.

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the nine-months ended June 30, 2004 and 2003 was $90,228 and $143,196, respectively.

NOTE 14 – Operating Segments

The Company has only one operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures, which is managed on a geographic basis. The table below presents information by geographic location:

	2004	2003
Revenues:
United States	$3,950,053	$3,876,860
Asia and other	337,272	851,363
	$4,287,325	$4,728,223
Long-lived assets
United States	$82,742
Asia and other	238,128
	$320,870

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment and property.

NOTE 15 – Subsequent Events

In July 2004, the Company entered into a Letter of Intent to acquire all of the outstanding shares of Dacos Technologies Inc., ("Dacos") a Korean company who is a leading manufacturer of automotive TV/DVD electronics, personal media recorders, cell phone components and other electronic products., for $3,000,000 and 10 million shares of the Company's common stock.

The Company has issued a Private Placement Memorandum to help raise the proceeds necessary to facilitate the purchase of Dacos.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through June 30, 2004.

Results of Operation:

Three Months ended June 30, 2004 ("2004 period") Compared to Three Months Ended June 30, 2003 ("2003 period").

Net Sales and Gross Profit

The Company reported net sales of $1,381,000 for the 2004 period, a decrease of $240,000 or 15% from the $1,621,000 in sales reported for the 2003 period. The sales decrease was attributed to the shortage of copper and steel, which are key components in the manufacture of ballasts and caused inventory shortages of several key models.

The Company's gross profit decreased to $379,000 in the 2004 period compared to $423,000 in the 2003 period as a result of the above factors that resulted in a decrease in sales. The gross profit margin remained relatively unchanged at 27% in the 2004 period as compared to 26% in the 2003 period.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $437,000 in the 2004 period, a decrease of $165,000 or 27% from $602,000 reported in the 2003 period. The decrease is primarily attributable to a decrease in KTA expenses of approximately $79,000, decrease in salaries and payroll related costs of $41,000, decrease in professional fees of $12,000, advertising costs of $14,000 and insurance costs of $9,000.

Interest and Other Expenses

Interest and other expenses decreased to $21,000 for the 2004 period compared to $41,000 in the 2003 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(80,000) for the 2004 period as compared to net loss of $(220,000) for the 2003 period as a result of those items discussed above.

Results of Operation:

Nine Months Ended June 30, 2004 ("2004 period") Compared to Nine Months Ended June 30, 2003 ("2003 period").

Net Sales and Gross Profit

The Company reported net sales of $4,287,000 for the 2004 period, a decrease of $441,000 or 9% from the $4,728,000 in sales reported for the 2003 period. The sales decrease was attributed to an uncharacteristically slow sales period from April 2004 through June 2004 and the related shortage of copper and steel, which are key components in the manufacture of ballasts and caused inventory shortages of several key models.

The Company's gross profit decreased to $979,000 in the 2004 period compared to $1,239,000 in the 2003 period as a result of the above factors that resulted in a decrease in sales. The gross profit margin decreased to 23% in the 2004 period from 26% in the 2003 period as the Company was forced to purchase some components at higher prices as well as certain product was air shipped from the manufacturer in Asia to the United States to fill certain customer orders.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $1,327,000 in the 2004 period, a decrease of $300,000 or 18% from $1,627,000 reported in the 2003 period. The decrease is primarily attributable to the cost reduction plan in effect at KTA. The decrease in KTA expenses of approximately $322,000, decrease in professional fees of $36,000, advertising costs of $9,000 and insurance costs of $18,000 was offset by increases in salaries and payroll related costs of $10,000 related to additional hires at the corporate offices, depreciation and amortization costs of $59,000, warranty costs of $22,000 and research and development costs of $23,000.

Interest and Other Expenses

Interest and other expenses decreased to $88,000 for the 2004 period compared to $143,000 in the 2003 period primarily due to a decrease in the average amount borrowed and a lower interest rate associated with a low prime rate of interest.

Net Loss

The Company reported a net loss attributable to common shareholders of $(436,000) for the 2004 period as compared to net loss of $(530,000) for the 2003 period as a result of those items discussed above.

Liquidity and Capital Resources

At June 30, 2004, the Company had a working capital deficit of $830,000 and $184,000 in cash and cash equivalents. The working capital deficit is a result of the Company classifying certain of its debt, which is a three year facility expiring in June 2006, as current due to provisions in the agreement that require an annual review.

Net cash provided by operating activities for the 2004 period was $403,000 as compared to net cash provided by operations of $452,000 during the 2003 period. An increase in inventories and accounts payable and were the primary sources of operating cash.

Investing activities for the 2004 period included purchases of $16,000 of computer equipment, machinery and equipment, tools and $5,600 related to costs associated with intangible assets.

Financing activities in the 2004 period included net repayments of the Company's revolving credit lines totaling $246,000. Additionally, $66,000 in costs related to the Company's SB-2 offering was charged against additional paid-in capital in the 2004 period.

The Company has credit facilities providing a maximum borrowing of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender's prime rate plus 1.5% . At June 30, 2004 borrowings under these facilities were $1,256,000. At June 30, 2004, the loans have been classified as current liabilities in the accompanying balance sheet because the facilities mature in less than one year ($1.5 million of the total line related to the Company's US operations expires June 30, 2006, however it is renewable at June 30, 2005).

Management believes, based upon current circumstances, the pledge of continued support from its majority shareholder and assuming that it is able to renew its credit facilities that expire through June 2006, that it has adequate capital resources to support expected operating levels for the next twelve months.

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

The Company maintains borrowings under working capital credit facilities with asset-based lenders that are not subject to material market risk exposure except for such risks relating to fluctuations in market interest rates. The carrying value of these borrowings approximates fair value since they bear interest at a floating rate based on the "prime rate." There are no other material qualitative or quantitative market risks particular to the Company.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

ITEM 3.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in internal controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

PART II - OTHER INFORMATION

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

None.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2004.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certifications

31.2	Section 302 Certifications

32	Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: September 1, 2004	By: /s/ Robert Kim
Robert Kim, President and Director

Dated: September 1, 2004	By: /s/ Kenneth Edwards
Chief Financial Officer and Chief
Accounting Officer