Form 10KSB
period 2004-09-30
K TRONIK INTERNATIONAL CORP
filed 2005-03-09
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from___________to__________

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

Common Stock, $0.00001 Par Value

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer had revenues of $5,531,014 for the fiscal year ended September 30, 2004.

Of the 23,223,886 shares of voting stock of the registrant issued and outstanding as of February 21, 2005, 1,550,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes ☐     No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED SEPTEMBER 30, 2004
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

Employees

At September 30, 2004, we had 6 full-time employees, of whom 5 are employed in executive, sales, operations and administrative capacities and 1 in research and development, quality control and manufacturing capacities.

Item 2.	Description of Property

K-Tronik (Asia) and K-Tronik N.A. do not have any physical property other than their production and office equipment. K-Tronik (Asia)’s plant in Korea is leased as is the office and warehousing space of K-Tronik in New Jersey. The Company believes it has adequate space for the foreseeable future.

K-Tronik N.A. leases approximately 3,500 square feet of office space in Hackensack New Jersey. Under the terms of the lease, which expires in May 2005, the monthly rent is $3,900 per month. We use this office space as our headquarters.

K-Tronik (Asia) leased its factory in South Korea. Under the terms of the lease, which expiredMarch 31, 2004, the monthly rent was $2,100 per month.

K-Tronik leases warehousing facilities in New Jersey and California under month-to-month lease agreements.

Item 3.	Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.	Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock commenced trading on the NASD’s OTC Bulletin Board on January 21, 2004. Our trading symbol is “KTRK”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2004	HIGH	LOW

First Quarter	NA	NA
Second Quarter	$0.55	$ 0.12
Third Quarter	$0.55	$ 0.49
Fourth Quarter	$0.80	$ 0.37

Holders of Common Stock

On September 30, 2004, there were approximately 45 holders of record of our common stock and 23,223,886 shares outstanding. There are no indirect holdings of registered shares to outside institutions or stock brokerage firms, and we estimate that there are no additional beneficial shareholders beyond the 45 registered shareholders at September 30, 2004.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through September 30, 2004.

Results of Operation:

The year ended September 30, 2004 (“2004 period”) compared to the year ended September 30, 2003 (“2003 period”).

Net Sales

The Company reported net sales of $5,531,014 for the 2004 period, a decrease of $1,005,964 or 15% from the $6,536,978 in sales reported for the 2003 period. The sales decrease was mainly attributed to an unexpected shortage of inventory during the third and fourth quarters of the 2004 period related to a shortage of copper and steel, which are key components in the manufacture of ballasts. Additionally, the Company’s manufacturer received several shipments of ballast components which were defective which had to be replaced and caused a delay in the shipment of inventory to the Company.

Gross Profit

The Company’s gross profit decreased to $1,013,382 in the 2004 period, a decrease of $598,217 or 37% compared to $1,611,599 in the 2003 period as a result of the above factors that resulted in a decrease of sales. The decrease was further impacted by the write-off $320,989 of inventory at the Company’s Asian subsidiary. These factors led to a decrease in the gross profit margin from 25% in the 2003 period to 18% in the 2004 period.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses decreased to $2,169,607 in the 2004 period, versus the prior year total of $2,322,747. The decrease of $153,140 or 7% is primarily attributable to a reduction in costs at KTA of approximately $206,000 at KTA, a reduction in professional fees of $136,000, bad debt expenses of $57,000 and wages and payroll related costs of $27,000. These decreases were offset by an increase in investor relation costs of $353,000.

Operating Loss

The loss from operations increased to ($1,156,225) in the 2004 period from ($711,148) in the 2003 period. The increase in the loss from operations is directly related to those items discussed above.

Interest and Other Expenses

Interest and other expenses decreased to $105,206 for the 2004 period from $156,648 for the 2003 period. This decrease was primarily due to an overall reduction in the average amount borrowed and a lower interest rate associated with the Company’s new credit facility. Interest expense decreased to $108,535 in the 2004 period compared to $161,602 in the 2003 period primarily due to the lower interest rate for the 2004 period and decreased debt levels.

Net Loss

For the reasons stated above the Company incurred a net loss of ($1,261,431) for the 2004 period as compared to ($867,796) for the prior period.

Liquidity and Capital Resources

At September 30, 2004, the Company had working capital deficit of ($1,322,141), and cash and cash equivalents of $180,701 as compared to working capital deficit of ($439,971) and cash and cash equivalents of $145,952 at September 30, 2003. The decrease in working capital was primarily attributed to the net loss in 2004.

Net cash provided by operating activities was $327,603 for the 2004 period as compared to $173,902 during the 2003 period. The positive net cash provided by operating activities for the 2004 period as compared to the 2003 period was primarily attributed to collections of accounts receivable, decrease in inventory and an increase in accounts payable.

Net cash used in investing activities was $21,273 for the 2004 period as compared to $217,359 for the 2003 period. Investing activities for the 2004 period included purchases of fixed assets of $15,940 and patents and intangible assets of $5,333. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2004.

Net cash used in financing activities in the 2004 period was attributed to net repayments of the Company’s revolving credit lines totaling $164,057. The Company has credit facilities providing a maximum borrowing of $2.1 million with asset-based lenders. Borrowings under these facilities bear interest at the lender’s prime rate plus 1.5% . At September 30, 2004 borrowings under these facilities were $1,461,197 as compared to $1,625,254 at September 30, 2003. At September 30, 2004, the loans have been classified as current liabilities in the accompanying balance sheet because the facilities mature in less than one year ($1.5 million of the total line related to the Company’s US operations expires June 30, 2006, however it is renewable annually at June 30, 2005).

This agreement contains various financial and non-financial covenants of which the Company was in violation of the tangible net worth covenant at September 30, 2004.

The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Subsequent to the year-end (as referred to in note 15 of the consolidated financial statements) the Company entered into an agreement to sell all of its interest in KTNA and the fixed assets of KTA.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 ("FIN 46"). The FASB issued a revised FIN 46 in December 2003, which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity", which requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB No. 104 for the year ended September 30, 2004. The adoption of SFAS No.104 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision of SFAS No. 132 did not have a material impact on the Company's financial statements.

In March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows”. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005. The adoption of SFAS 123 and SFAS 95 are not expected to have a material impact on the financial position or results of operations of the Company.

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

During the Company’s two most recent fiscal years and to the date of change in certifying accountant, there were no disagreements with the Company’s accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s two most recent fiscal years and the subsequent interim periods.

Effective on February 22, 2005, the independent accountants who were previously engaged as the principal accountants to audit the Company’s financial statements, BDO Seidman LLP, were replaced by SF Partnership LLP to serve as the new principal accountant to certify the Company’s financial statements.. The accountant's reports on the financial statements for the fiscal year ended September 30, 2003 neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

The change in principal accountants was disclosed on Form 8K filed with EDGAR and dated February 28, 2005.

Item 8A. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2004.

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended September 30, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Ages	Date Elected*1*2
Robert Kim	President, Treasurer and Director	48	December 12, 2001 to present
Gerry Racicot	Director	54	December 12, 2001 to present
Keith Attoe	Director	53	* 3
Jason Moretto	Director	35	January 1, 2004 to present
Kenneth Edwards	Chief Financial Officer	46	* 4

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.
The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

3.	Resigned from the Board effective January 1, 2004.

4.	Resigned effective December 15, 2004.

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

Jason Moretto, Director

Jason Moretto, has been a director of the Company since January 1, 2004 when he replaced Keith Attoe, former CFO of Eiger Technology, Inc., as a director of the Company. Mr. Moretto has been employed by Eiger Technology, Inc. since March of 2003 and is presently its CFO, a position to which he was appointed on January 1, 2004. Mr. Moretto was previously employed by BMO Nesbitt Burns, Toronto, Ontario from September of 1997 to February of 2003.

Item 10.	Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compe nsation ($) (e)	Awards		Payouts	All other Compe nsation ($) (i)
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Robert Kim(1) President, Treasurer & Director	2001 2002 2004	$165,000 $180,000 $180,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) Robert Kim is paid by the Company’s subsidiary, K-Tronik N.A.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2004 (22,573,886 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
ETIFF Holdings, LLC (Eiger Technology, Inc. subsidiary)	Greater than 5% shareholder	14,359,600	63.61%
Robert Kim	Director, Treasurer and President, Greater than 5% shareholder	6,714,286	29.74%
Gerry Racicot	Director	(1)	(1)
Jason Moretto	Director	0	0
Directors, Officers and 5% stockholders in total (5 Persons)		21,023,886	93.36%

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

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

The Share Purchase Agreement described in Description of Business above resulted in the Company issuing to its president and director, Mr. Robert Kim, shares in exchange for his shares of the Company’s subsidiary, K-Tronik N.A. Inc. The closing of the Share Purchase Agreement and the Debt Settlement Agreement also resulted in the issuance of shares to ETIFF Holdings, LLC, a subsidiary of the Company’s parent, Eiger Technology, Inc. (of which two of the directors of the Company, Gerry Racicot and Jason Moretto, are directors and officers). At the time of the negotiation of the Share Purchase Agreement and the Debt Settlement Agreement, the Company was not a related party of

Robert Kim and Eiger Technology, Inc. The terms of the Share Purchase Agreement and the Debt Settlement Agreement were negotiated between the Company, Robert Kim and Eiger Technology, Inc.

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

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed four Reports on Form 8K on the EDGAR system dated July 15, 2004, November 9, 2004, January 31, 2005 and March 3, 2005.

Item 14.	Principal Accountant Fees and Services

During the fiscal year ended September 30, 2004, the Company incurred professional service fees of $97,433 for audit and audit related services provided by the principal accountant. During the fiscal year ended September 30, 2003 these fees totaled $140,277. These fees included the cost of the annual audit, tax reviews of the quarterly and annual, SB-2 filings with the Securities and Exchange Commission.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000).

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001).

14.1	Code of Business Conduct

31.1	Section 302 certification of Chief Executive Officer

32	Section 906 certification of Chief Executive Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: March 7, 2005	By: /s/ Robert Kim
Robert Kim, President and Director,
Treasurer and Principal Accounting
Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 7, 2005	By: /s/ Gerry Racicot
Gerry Racicot, Director

Dated: March 7, 2005	By: /s/ Jason Moretto
Jason Moretto, Director

K-TRONIK INTERNATIONAL CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders of
K-Tronik International Corporation

We have audited the accompanying consolidated balance sheet of K-Tronik International Corp. as of September 30, 2004 and the consolidated statements of changes in stockholders’ deficiency, operations and comprehensive loss and cash flows for the year then ended.. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced operating losses, has raised minimal capital and has no long-term contracts related to its business plans. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tronik International Corp. as at September 30, 2004, and the results of its operations and comprehensive loss, changes in its stockholders’ deficiency and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

SF Partnership, LLP
Toronto, Canada
February 25, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
K-Tronik International Corporation
Hackensack, New Jersey

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency), and cash flows of K-Tronik International Corporation and subsidiaries for the year ended September 30, 2003.. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Compnay Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of K-Tronik International Corporation and subsidiaries operations and their cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
Woodbridge, New Jersey
November 17, 2003

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
September 30, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$180,701
Accounts receivable, net of an allowance of $72,000	1,101,686
Inventories	1,304,282
Prepaid expenses	81,967
Total current assets	2,668,636
Property and equipment, net of accumulated depreciation of
$664,910	312,046
Security deposits and other	30,374
Intangible assets, net of accumulated amortization of
$82,549	89,802
Total Assets	$3,100,858

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Notes payable	$1,461,197
Accounts payable and accrued expenses	2,529,580
Total Current Liabilities	3,990,777

Commitments and contingencies
Stockholders’ Deficiency:
Common stock, $.00001 par value 100,000,000 authorized
shares 23,223,886 issued and outstanding	233
Additional paid–in capital	5,278,750
Accumulated deficit	(5,853,366)
Accumulated comprehensive loss, foreign currency
translation adjustment	(315,536)
Total stockholders’ deficiency	(889,919)

Total liabilities and stockholders’ deficiency	$3,100,858
See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	September 30,
	2004	2003

Net revenues	$5,531,014	$6,536,978
Cost of revenues	4,517,632	4,925,379
Gross profit	1,013,382	1,611,599
Selling, general and administrative expenses	2,169,607	2,322,747
Loss from operations	(1,156,225)	(711,148)
Other income (expenses)
Interest expense	(108,535)	(161,602)
Other income	3,329	4,954
Total other income (expenses)	(105,206)	(156,648)
Net loss	(1,261,431)	(867,796)
Foreign currency translation adjustments	(41,173)	(44,711)
Comprehensive loss	$(1,302,604)	$(912,507)
Basic and diluted net loss per share	$(0.06)	$(0.04)
Weighted average number of common shares outstanding	22,736,376	22,573,886
See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

			Additional		Accumulated	Total
			Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficiency)

Balance at September 30, 2002		$226	$5,020,108	$(3,724,139)	$(229,652)	$1,066,543
	22,573,886
Net loss for the year	-	-	-	(867,796)	-	(867,796)
Foreign currency translation adjustment	-	-	-	-	(44,711)	(44,711)
Balance at September 30, 2003		226	5,020,108	(4,591,935)	(274,363)	154,036
	22,573,886
Net loss for the year	-	-	-	(1,261,431)	-	(1,261,431)
Capitalized expenses related to registration
statement	-	-	(66,351)	-	-	(66,351)
Issuance of common stock	650,000	7	324,993	-	-	325,000
Foreign currency translation adjustment	-	-	-	-	(41,173)	(41,173)
Balance at September 30, 2004	23,223,886	$233	$5,278,750	$(5,853,366)	$(315,536)	$(889,919)

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows

	For the Year Ended
	September 30,
	2004	2003

Cash flow from operating activities:
Net loss	$(1,261,431)	$(867,796)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization and depreciation	165,043	192,211
Change in reserve for inventory obsolescence	-	(60,000)
Bad debt expense	-	53,116
Common stock issued for services rendered	325,000	-
Change in operating assets and liabilities
Accounts receivable	188,336	123,615
Inventories	438,746	979
Prepaid expenses	10,667	66,102
Security deposits and other	18,015	28,633
Accounts payable and accrued expenses	443,227	637,042
Net cash provided by operating activities	327,603	173,902

Cash flows from investing activities:
Purchase of equipment	(15,940)	(213,249)
Patents and intangible assets	(5,333)	(4,110)
Net cash used in investing activities:	(21,273)	(217,359)
Cash flows from financing activities:
Proceeds (payments) from notes payable bank – net	(193,486)	(149,612)
Proceeds from notes payable – other than bank	86,685	279,372
Repayment of notes payable – other than bank	(57,256)	(190,124)
Capitalized expenses related to registration statement	(66,351)	-
Net cash used in financing activities	(230,408)	(60,364)
Effect of exchange rate changes	(41,173)	(44,711)
Net increase (decrease) in cash and cash equivalents	34,749	(148,532)
Cash and cash equivalents at beginning of period	145,952	294,484
Cash and cash equivalents at end of period	$180,701	$145,952

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Business and Basis of Presentation

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

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI acquired 100 % of the issued and outstanding shares of KTNA, which included KTNA’s wholly-owned subsidiary KTA, in exchange for 14,285,714 shares of restricted common stock of KTI. As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. (“ETIFF”) in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. (“Eiger”), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted an option, which has been exercised, to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI. As a result of these transactions, the former shareholders of KTNA own 90.7% of KTI representing 21,073,886 of the 23,223,886 total issued and outstanding shares of KTI at September 30, 2004.

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

The components of KTI capital stock as of December 12, 2001 are made up as follows:

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

NOTE 2 – Going Concern

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

The Company has sustained operating losses of $1,261,431 and $867,796, has a working capital deficiencies of $1,322,141 and $439,971 for the years ended September 30, 2004 and 2003, respectively. The Company has no long-term contracts related to its business plans. As at September 30, 2004, the Company is in violation of a tangible net worth covenant relating to a revolving credit line with the Trust Company Bank of New Jersey (as referred to in note 7). The Company’s continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services. In the event the Company cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the further development of its products and services.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Subsequent to the year end (as referred to in note 15) the Company entered into an agreement to sell all of its interest in KTNA and the fixed assets of KTA

NOTE 3 – Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of KTI, KTNA and KTA as described above. All intercompany balances and transactions have been eliminated in consolidation.

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are charged to operations when incurred. Research and development expense totaled $56,656 and $25,371 for the years ending September 30, 2004 and 2003, respectively.

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

Advertising Costs

The Company records advertising costs in accordance with SOP 93-7. Advertising costs of $44,247 and $48,083 were recognized as expense for years ended September 30, 2004 and 2003, respectively.

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through September 30, 2004.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At September 30, 2004, the carrying amounts of cash, accounts receivable, accounts payable and accrued charges, and notes payable approximate their fair values due to the short-term maturities of these instruments.

Net Loss Per Share

The Company accounts for net loss per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic net loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as no options, warrants or convertible preferred stock have been issued.

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

Concentrations of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with management's forecast. The composition of major customers is referred to in note 10.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51 ("FIN 46"). The FASB issued a revised FIN 46 in December 2003, which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity", which requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 for the year ended September 30, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2003, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB No. 104 for the year ended September 30, 2004. The adoption of SFAS No.104 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revision of SFAS No. 132 did not have a material impact on the Company's financial statements.

In March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows”. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005. The adoption of SFAS 123 and SFAS 95 are not expected to have a material impact on the financial position or results of operations of the Company.

NOTE 4 – Inventories

Inventories consist of the following at September 30, 2004:

Finished goods	1,364,282
1,364,282
Reserve for inventory obsolescence	(60,000)
$1,304,282

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Property and Equipment:

Property and equipment consists of the following at September 30, 2004:

Transportation equipment	$17,706
Computer equipment	152,902
Tools	299,230
Furniture and fixtures	62,175
Machinery and equipment	444,943
976,956
Less: Accumulated depreciation	664,910
$312,046

Depreciation expense for the years ended September 30, 2004 and 2003 was $147,453 and $175,271, respectively.

NOTE 6 – Intangible Assets:

Intangible assets consist of the following at September 30, 2004:

Intangible Assets	$172,351
Accumulated Amortization	(82,549)
Net Amount	$89,802

Amortization expense for the years ended September 30, 2004 and 2003 was $17,590 and $16,940, respectively.

The weighted average amortization period is 10 years. The estimated aggregate amortization expense for each of the five succeeding years is approximately $17,500 per year.

NOTE 7 – Notes Payable:

The Company has drawn down $924,240 as of September 30, 2004 under a $1,500,000 revolving credit line with Trust Company Bank of New Jersey (“Trust”), which is due on demand. This line replaced the expired Alliance revolving credit line. The line of credit is secured by equipment, general intangibles, inventory, and stockholder guarantees of up to $500,000. The line expires June 30, 2006; however it is renewable annually at June 30, 2005. The availability of funds is limited to percentages of eligible accounts receivable and inventory. This agreement contains various financial and non-financial covenants of which the Company was in violation of the tangible net worth covenant at September 30, 2004.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

KTA has drawn down $418,280 under a separate revolving line of credit of $600,000 at September 30, 2004 with Woori Bank (Formely Hanvit Bank) in Korea. The line of credit is unsecured. Interest, which is payable upon borrowing, is charged at an adjustable rate, currently 7.02% per annum. The line of credit expires May 29, 2005.

In February 2003, KTA was advanced $111,741 by one of its employees; the total amount outstanding at September 30, 2004 was $32,610. The advance is non- interest bearing and is payable on demand.

In March 2004, KTA was advanced $86,685 by an outside financier. The advance bears interest at the rate of 5% and is due by December 2004. The total amount outstanding at September 30, 2004 was $86,066.

NOTE 8 – Capital Stock:

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 1.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of September 30, 2004 the Company had 23,223,886 shares outstanding.

The Company has no stock options outstanding as of September 30, 2004 and has not recorded any stock-based compensation in the current period or in any prior period.

NOTE 9 – Commitments and Contingencies:

The Company assumed a lease of its office space located in Hackensack, New Jersey, which expires May 31, 2005. The lease contains a provision requiring the Company to pay property taxes and operating expenses, which exceed base year amounts. KTA occupies a factory located in South Korea under a lease, which expired March 31, 2004. Total rent expense was approximately $114,225 and $88,175 for the years ended September 30, 2004 and 2003, respectively.

Future minimum annual rent payments under these leases are as follows:

Year Ending
September 30,
2004	$27,000
$27,000

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Major Customer:

One customer accounted for approximately 13% and 12% of sales for the years ended September 30, 2004 and 2003, respectively, and four customers accounted for 47% of accounts receivables as of September 30, 2004 and two customers accounted for 32% of accounts receivables as of September 30, 2003.

NOTE 11 – Income Taxes:

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and amounts used for income tax purposes. The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. A deferred tax asset valuation allowance has been provided to entirely offset deferred tax assets due to the uncertainty regarding the realization of these assets based on future probability. Differences between income tax benefits computed at the federal statutory rate and reported income taxes for tax year 2002 are primarily attributed to net operating loss carryforwards, the loss on income from foreign subsidiary and other permanent differences. At September 30, 2004 the Company had net operating loss carryforwards of $459,000 from its US operations and $3,059,000 from its foreign operations available to offset future taxable income expiring through 2009. The tax effects of temporary differences at September 30, 2004 are as follows:

Deferred tax assets:

Allowance for doubtful accounts	$24,500
Net operating losses	976,000
Allowance for inventory obsolescence	20,400
Retirement and severance benefits	15,600
Allowance for warranty expense	17,300
Depreciation and Amortization	6,600
Total deferred tax assets	1,060,400
Less valuation allowance	(1,060,400)
$-

NOTE 12 – Retirement and Severance Benefits:

Employees who have been with KTA for over one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave KKTA. It is not the policy of KTA to fund retirement and severance benefits accrued. However, provisions in the amount of approximately $30,000 and $30,000 at September 30, 2004 and 2003, respectively, has been made in the accompanying financial statements for the estimated accrued liability under the plan, which would be payable if all employees left on the balance sheet date.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for the years ended September 30, 2004 and 2003 was $108,535 and $161,602, respectively.

NOTE 14 – Operating Segments

The Company has only one material operating segment, the design, market and distribution of electronic stabilizers and illuminator ballasts for florescent lighting fixtures, which is managed on a geographic basis.

The table below presents information by geographic location:

	2004	2003
Revenues:
United States	$5,197,986	$5,436,501
Asia and other	333,028	1,100,477
	$5,531,014	$6,536,978

Long-lived assets
United States	$77,169
Asia and other	234,877
	$312,046

Revenues are attributed to countries based on the location in which the sale originated. Long-lived assets principally consist of net equipment, property and leasehold improvements.

NOTE 15 – Subsequent Event

On December 15, 2004, K-Tronik International Corp.("KTI") entered into an agreement to sell all of its interest in K-Tronik N.A. Inc. ("KTNA") and the fixed assets of its subsidiary, K-Troniks Asia Ltd. ("KTA"). The terms of the Agreement call for KTA to use the purchase proceeds to retire the debts of KTA to the purchaser. Upon final closing of the agreement, it is expected that the purchaser will own all of the issued and outstanding shares of KTNA and the assets of KTA. It is further expected that KTI will no longer be engaged in the business of manufacturing, distributing or selling electronic ballasts.