Form 10QSB
period 2004-12-31
K TRONIK INTERNATIONAL CORP
filed 2005-03-09
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

As of December 31, 2004, the Registrant had 23,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

K-TRONIK INTERNATIONAL CORPORATION

PART I -              FINANCIAL INFORMATION

ITEM 1.                CONSOLIDATED FINANCIAL STATEMENTS

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
December 31, 2004
(Unaudited)

ASSETS

TOTAL ASSETS	$0
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,000
Due to related parties	20,226
Total Current Liabilities	22,226
TOTAL LIABILITIES	22,226

COMMITMENTS
STOCKHOLDERS’ DEFICIENCY
Common stock	233
Additional paid – in capital	0
Accumulated deficit	(22,459)
Accumulated other comprehensive loss, foreign
currency translation adjustment	(0)
TOTAL STOCKHOLDERS’ DEFICIENCY	(22,226)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$0

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

For the Three Months Ended
December 31,
	2004	2003

Net revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Selling, general and administrative expenses	--	--

Loss from operations	--	--
Other income (expenses)
Interest expense	--	--
Other income	--	--
Total other income (expenses)	--	--

Net loss	--	--

Foreign currency translation adjustments	--	--

Loss from continuing operations	--	--

Loss from discontinued operations	$(64,826)	$(100,132)

Comprehensive loss	$(64,826)	$(100,132)

Basic and diluted net loss per share	$(0.003)	$(0.004)

Weighted average number of common shares outstanding	23,223,866	22,573,886

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003

Cash flows from operating activities:

Net loss	$(64,826)	$(99,784)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	13,508	52,654
Reserve for inventory obsolescence	-	-
Bad debt expense	-	-

Changes in operating assets and liabilities
Accounts receivable	1,101,686	4,788
Inventories	1,304,282	(239,509)
Prepaid expenses	81,967	(8,273)
Security deposits	30,374	4,638
Accounts payable and accrued expenses	(2,529,580)	161,010

Net cash provided by operating activities	(62,589)	(124,476)

Cash flows from investing activities:

Purchase of equipment	312,046	(3,882)
Intangible assets	89,802	(585)
Disposal of investment	941,237	(585)

Net cash used in investing activities:	1,343,085	(4,467)

Cash flows from financing activities:

Net repayment of notes payable	(1,461,197)	169,698
Capitalized expenses related to registration statement	-	(66,351)

Net cash used in financing activities	(1,461,197)	103,347

Effect of exchange rate changes	-	(348)

Net increase (decrease) in cash and cash equivalents	(180,701)	(25,944)

Cash and cash equivalents at beginning of period	180,701	145,952

Cash and cash equivalents at end of period	$0	$120,008

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

KTNA and KTA are engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. The Company grants credit, on an unsecured basis, to distributors and installers located throughout the United States.

On December 15, 2004, KTI entered into an agreement to sell all of its interest in KTNA and the fixed assets of its subsidiary, KTA. It is expected that KTI will no longer be engaged in the business of manufacturing, distributing or selling electronic ballasts.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 9, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the three months ended December 31, 2004 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2005.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was nil at December 31, 2004

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Shipping and Handling Costs

Shipping and handling costs are recorded as a component of cost of sales.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders’ deficit.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through December 31, 2004.

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
December 31, 2004

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

NOTE 2 – Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 2.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of December 31, 2004 the Company had 23,226,866 shares outstanding.

The Company has no stock options outstanding as of December 31, 2004 and has not recorded any stock-based compensation in the current period or in any prior period.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 3 – Income Taxes:

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

NOTE 4 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for continuing operations for the three-months ended December 31, 2004 and 2003 was nil and nil, respectively.

NOTE 5 – Discontinued Operations

On December 15, 2004, KTI entered into an agreement to sell all of its interest in and to the fixed assets of its subsidiary, KTA. The terms of the Agreement call for KTA to use the purchase proceeds to retire the debts of KTA to the purchaser. KTI and the purchaser also entered into agreements whereby KTI transfers to the purchaser ownership of all of the issued and outstanding shares of KTNA, its U.S. subsidiary which owns KTA. The transfer of the shares of KTNA has not yet been effected but is expected to be effected shortly. Upon final closing of the agreements described above, it is expected that the purchaser will own all of the issued and outstanding shares of KTNA and the assets of KTA. It is further expected that KTI will no longer be engaged in the business of manufacturing, distributing or selling electronic ballasts.

As such, the operations of KTNA and KTA are presented in the financial statements as discontinued operations.

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

Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognized sales when products are shipped.

Allowance for Doubtful Accounts

The Company established an allowance for doubtful accounts based on specifically identified amounts that it believed to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information.

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through December 31, 2004.

14

Results of Operation:

Three Months Ended December 31, 2004 ("2004 period") Compared to Three Months Ended December 31, 2003 ("2003 period").

On December 15, 2004, K-Tronik International Corp.entered into an agreement to sell all of its interest in K-Tronik N.A. Inc. and the fixed assets of its subsidiary, K-Troniks Asia Ltd. It is expected that K-Tronik International Corp. will no longer be engaged in the business of manufacturing, distributing or selling electronic ballasts.

Net Loss

The Company reported a net loss attributable to common shareholders of $(64,826) for the 2004 period as compared to net loss of $(100,132) for the 2003 period as a result of those items discussed above. These figures represent the discontinued operations of KTI.

Liquidity and Capital Resources

At December 31, 2004, the Company had a working capital deficit of $22,226 and nil in cash and cash equivalents. The working capital deficit is primarily a result of payables owed to its parent for expenses incurred from operations.

The Company has no credit facilities in place as its debt has been taken over by the acquirer as a result of the transaction described in Note 5.

Management believes, based upon current circumstances, the pledge of continued support from its majority shareholder and the ability of the Company to raise additional capital, that it has adequate capital resources to support expected operating levels for the next twelve months.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

ITEM 3.                CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)             The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2004.

(b)             Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: March 9, 2005	By: /s/ Robert Kim
Robert Kim, President, Treasurer
Director and Chief Executive Officer