Form 10QSB
period 2005-03-31
K TRONIK INTERNATIONAL CORP
filed 2005-05-17
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of March 31, 2005, the Registrant had 23,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐    No ☒

K-TRONIK INTERNATIONAL CORPORATION

PART I -                 FINANCIAL INFORMATION

ITEM 1.                   CONSOLIDATED FINANCIAL STATEMENTS

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

ASSETS

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,000
Due to related parties	66,079
Total Current Liabilities	68,079

TOTAL LIABILITIES	68,079

COMMITMENTS

STOCKHOLDERS’ DEFICIENCY

Common stock	233
Additional paid – in capital	0
Accumulated deficit	(68,312)
Accumulated other comprehensive loss, foreign
currency translation adjustment	0

TOTAL STOCKHOLDERS’ DEFICIENCY	(68,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$0

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Net revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Selling, general and administrative expenses	$(64,826)	--

Loss from operations	$(64,826)	--

Other income (expenses)
Interest expense	--	--
Other income	--	--
Total other income (expenses)	--	--

Net loss	$(64,826)	--

Foreign currency translation adjustments	--	--

Loss from continuing operations	$(64,826)	--

Loss from discontinued operations	--	$(297,480)

Comprehensive loss	$(64,826)	$(297,480)

Basic and diluted net loss per share	$(0.002)	$(0.013)

Weighted average number of common shares
outstanding	23,223,866	22,573,886

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:

Net loss	$45,853	$(297,480)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	50,820
Changes in operating assets and liabilities:
Accounts receivable	-	161,482
Inventories	-	345,582
Prepaid expenses	-	5,213
Security deposits	-	4,706
Accounts payable and accrued expenses	45,853	(17,238)

Net cash provided by operating activities	-	253,085

Cash flows from investing activities:

Purchase of equipment	-	(10,470)
Intangible assets	-	(4,748)

Net cash used in investing activities:	-	(15,218)

Cash flows from financing activities:

Net repayment of notes payable	-	(226,674)

Net cash used in financing activities	-	(226,674)

Net increase (decrease) in cash and cash equivalents	0	11,193

Cash and cash equivalents at beginning of period	0	120,008

Cash and cash equivalents at end of period	$0	$131,201

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

KTNA and KTA were engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. The Company granted credit, on an unsecured basis, to distributors and installers located throughout the United States.

On December 15, 2004, KTI entered into an agreement to sell all of its interest in KTNA and the fixed assets of its subsidiary, KTA. KTI is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts. KTI is seeking another acquisition or business opportunity.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 9, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2005.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was nil at March 31, 2005

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Shipping and Handling Costs

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through March 31, 2005.

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
March 31, 2005

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

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of March 31, 2005 the Company had 23,226,866 shares outstanding.

The Company has no stock options outstanding as of March 31, 2005 and has not recorded any stock-based compensation in the current period or in any prior period.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

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

NOTE 4 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for continuing operations for the three-months ended March 31, 2005 and 2004 was nil and nil, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through March 31, 2005.

Results of Operation:

Three Months Ended March 31, 2005 ("2005 period") Compared to Three Months Ended March 31, 2004 ("2004 period").

On December 15, 2004, K-Tronik International Corp.entered into an agreement to sell all of its interest in K-Tronik N.A. Inc. and the fixed assets of its subsidiary, K-Troniks Asia Ltd. K-Tronik International Corp. is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts. As a result, the Company had no active business operations during the three months ended March 31, 2005.

Net Loss

The Company reported a net loss attributable to common shareholders of $45,853 for the 2004 period as compared to net loss of $297,480 for the 2003 period as a result of those items discussed above. These figures represent the discontinued operations of KTI.

Liquidity and Capital Resources

At March 31, 2005, the Company had a working capital deficit of $68,079 and nil in cash and cash equivalents. The working capital deficit is primarily a result of payables owed to its parent for expenses incurred from operations.

The Company has no credit facilities in place as its debt has been taken over by the acquirer as a result of the transaction described in Note 5. It is expected that any debt guarantees or liabilities associated with the credit facilities of KTNA will also be assumed by the acquirer.

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

ITEM 3.                   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Not Applicable

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

None.

ITEM 6.                   EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2005.

(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4	By-Laws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: May 9, 2005	By:	/s/ Gerry Racicot
Gerry Racicot, President, Treasurer
Director and Chief Executive Officer