Form 10QSB
period 2005-06-30
K TRONIK INTERNATIONAL CORP
filed 2005-08-16
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of June 30, 2005, the Registrant had 23,223,886 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

K-TRONIK INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

ASSETS

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,000
Due to related parties	66,443
Total Current Liabilities	68,443

TOTAL LIABILITIES	68,443

COMMITMENTS
STOCKHOLDERS’ DEFICIENCY
Common stock	233
Additional paid – in capital	0
Accumulated deficit	(68,676)
Accumulated other comprehensive loss, foreign
currency translation adjustment	(0)

TOTAL STOCKHOLDERS’ DEFICIENCY	(68,443)

TOTAL LIABILITIES AND STOCKHOLDERS’	$0
DEFICIENCY

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	June 30,
	2005	2004

Net revenues	$--	$--
Cost of revenues	--	--
Gross profit	--	--
Selling, general and administrative expenses	$364	--
Income (loss) from operations	$(364)	--
Other income (expenses)
Interest expense	--	--
Other income	--	--
Total other income (expenses)	--	--
Net income (loss)	$(364)	--
Foreign currency translation adjustments	--	--
Income (loss) from continuing operations	$(364)	--
Income (loss) from discontinued operations	--	$(69,879)
Comprehensive income (loss)	$(364)	$(69,879)
Basic and diluted net income (loss) per share	$(0.000)	$(0.003)
Weighted average number of common shares
outstanding	23,223,886	22,790,532

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$364	$(69,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	-	48,348
Changes in operating assets and liabilities:
Accounts receivable	-	(130,816)
Inventories	-	86,920
Prepaid expenses	-	(16,225)
Security deposits	-	4,554
Accounts payable and accrued expenses	$(364)	320,843
Net cash provided by operating activities	-	243,745

Cash flows from investing activities:
Purchase of equipment	-	(1,588)
Intangible assets	-	(300)
Net cash used in investing activities:	-	(1,888)
Cash flows from financing activities:
Net repayment of notes payable	-	(189,417)
Net cash used in financing activities	-	(189,417)
Net increase (decrease) in cash and cash equivalents	0	52,440
Cash and cash equivalents at beginning of period	0	131,201
Cash and cash equivalents at end of period	$0	$183,641

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 9, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the three months ended June 30, 2005 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2005.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was nil at June 30, 2005

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Shipping and Handling Costs

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through June 30, 2005.

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of June 30, 2005 the Company had 23,226,886 shares outstanding.

The Company has no stock options outstanding as of June 30, 2005 and has not recorded any stock-based compensation in the current period or in any prior period.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

NOTE 4 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for continuing operations for the three-months ended June 30, 2005 and 2004 was nil and nil, respectively.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through June 30, 2005.

Results of Operation:

Three Months Ended June 30, 2005 ("2005 period") Compared to Three Months Ended June 30, 2004 ("2004 period").

On December 15, 2004, K-Tronik International Corp.entered into an agreement to sell all of its interest in K-Tronik N.A. Inc. and the fixed assets of its subsidiary, K-Troniks Asia Ltd. K-Tronik International Corp. is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts. As a result, the Company had no active business operations during the three months ended June 30, 2005.

Net Loss

The Company reported a net loss attributable to common shareholders of $364 for the 2005 period as compared to net loss of $69,879 for the 2004 period as a result of those items discussed above. These figures represent the discontinued operations of KTI.

Liquidity and Capital Resources

At June 30, 2005, the Company had a working capital deficit of $68,443 and nil in cash and cash equivalents. The working capital deficit is primarily a result of payables owed to its parent for expenses incurred from operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The Registrant did not file any reports on Form 8-K during the quarter ended June  30, 2005.

(b)  Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-TRONIK INTERNATIONAL CORP.

Dated: August 12, 2005	By: /s/ Gerry Racicot
Gerry Racicot, President, Treasurer
Director and Chief Executive Officer