Form 10KSB/A
period 2004-09-30
K TRONIK INTERNATIONAL CORP
filed 2005-12-23
CIK 1125053

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

K-TRONIK INTERNATIONAL CORP.

Dated: December 22, 2005	By: /s/ Gerry Racicot
Gerry Racicot, President and Director,
Treasurer and Principal Accounting
Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 22, 2005	By: /s/ Gerry Racicot
Gerry Racicot, Director

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