Form 10KSB
period 2005-09-30
K TRONIK INTERNATIONAL CORP
filed 2005-12-30
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

COMMISSION FILE NUMBER: 000-31639

K-TRONIK INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	88-0436364
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 602 – 330 Bay Street, Toronto, Ontario	M5H 2S8
(Address of principal executive offices)	(Zip Code)

(416) 216-8659
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act) Yes ☒ No ☐

The issuer had revenues of $0 for the fiscal year ended September 30, 2005.

Of the 23,223,886 shares of voting stock of the registrant issued and outstanding as of December
28, 2005, 2,150,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED SEPTEMBER 30, 2005
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

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int’l Corporation, a Nevada corporation, in exchange for 100% of the issued and outstanding shares of K-Tronik Int’l Corporation which, at the time of the transaction, owned a 100% interest in K-Tronik Asia Corporation (“KTA”), a Korean corporation. In connection with this transaction, K-Tronik Int’l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. (“KTNA”). As a condition of this acquisition, KTI also issued 3,788,172 shares of restricted common stock to ETIFF Holdings Inc. (“ETIFF”) in settlement of $3,788,172 owed to ETIFF by KTNA. ETIFF, a wholly owned subsidiary of Eiger Technologies, Inc. (“Eiger”), a Toronto Stock Exchange listed company, owned 53% of the issued and outstanding shares of KTNA. Also in connection with this transaction, Eiger was granted an option, which was exercised, to acquire an additional 3,000,000 shares of KTI from the original shareholders of KTI.

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of KTI representing 21,073,886 of the 22,573,886 total issued and outstanding shares of KTI. This acquisition was accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary.

The Company designed, marketed and distributed electronic stabilizers and illuminator ballasts for florescent lighting fixtures primarily in the United States from its premises in Hackensack, New Jersey and minimally in Asia. A ballast is a device in lighting systems that operates fluorescent lights. The ballast provides the necessary starting voltages, frequency and wattage to a fluorescent light while limiting and regulating the current during the light’s operation.

The Company’s ballasts and ballasts components were sourced through either South Korean manufacturers or manufacturers in mainland China.

In December of 2004, the Company entered into agreements to sell its electronic stabilizer and illuminator ballast business by way of its sale of its K-Tronik N.A. and the fixed assets of K-Tronik (Asia) subsidiaries. The Company is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts.

Products and Markets

As the Company presently has no active business, it does not have products or markets for these products.

Employees

The Company presently has no full-time or part-time employees. At September 30, 2004, the Company had 6 full-time employees, of whom 5 were employed in executive, sales, operations and administrative capacities and 1 in research and development, quality control and manufacturing capacities.

Item 2.           Description of Property

The Company does not have any physical property. Its limited operations are conducted through the offices of its parent, Eiger Technology, Inc,. a Toronto Stock Exchange listed company, in Toronto, Canada.

With the cessation of its ballast business, the Company ceased to lease both its former office premises in Hackensack, New Jersey and its warehousing facilities in New Jersey and California.

Item 3.           Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.           Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock commenced trading on the NASD’s OTC Bulletin Board on January 21, 2004. Our trading symbol is “KTRK”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2005	HIGH	LOW

First Quarter	$0.20	$0.05
Second Quarter	$0.075	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.175	$0.05

Holders of Common Stock

On September 30, 2005, there were approximately 45 holders of record of our common stock and 23,223,886 shares outstanding. Some shareholders have deposited their shares to brokerage accounts and, as a result, their shares are reflected on the Company’s registered shareholder list as being registered to intermediaries such as Cede & Co. or CDS. The Company cannot, as a result, reliably determine the number of persons who hold such shares.

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

Recent Sales of Unregistered Securities

We have registered for resale a total of 8,288,172 shares of common stock by way of an SB-2 registration statement declared effective by the SEC November 14, 2003. The Company’s remaining issued and outstanding shares of common stock have not been registered and will not be available for sale in the open market without separate registration or reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. Most of the Company’s issued and outstanding shares were issued over two years ago.

In addition to the resale restrictions on these shares detailed above, 6,714,286 of the Company’s issued and outstanding shares, which are held by the former President and CEO, Robert Kim, are subject to an agreement where the shares are held in escrow. Upon the first anniversary date of the Company’s listing on a public exchange, 10% are to be released to the President and CEO. On every six months thereafter, 15% of the escrowed shares are to be released until such time as all are released. To date, to the Company’s knowledge, none of these shares has been sold by Robert Kim.

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

The Company does not presently have active business operations, but is seeking a business opportunity to pursue. For this reason, few accounting policies (such as revenue recognition, for example) are critical to the presentation of our financial results.

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Report on Form 10KSB.

Results of Operation:

The year ended September 30, 2005 (the “2005 period”) compared to the year ended September 30, 2003 (“2004 period”).

Net Sales

The Company reported net sales of $0 for the 2005 and 2004 periods, as the Company no longer has an active business, due to the sale of the Company’s ballast business. Sales during the periods of active business are presented as discontinued operations.

Gross Profit

The Company’s gross profit was $0 in the 2005 period as a result of the above factors.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $19,011 in the 2005 period, versus the prior year total of $0. The increase of $19,011 is due to the costs during the period of active business is presented as discontinued operations. Currently, costs are limited because the Company is no longer operating as an active business and its limited administrative operations have been moved to its parent company’s Toronto, Canada offices.

Operating Loss

The loss from continuing operations increased to $19,011 in the 2005 period from $0 in the 2004 period due directly to those items discussed above.

Interest and Other Expenses

The Company reported interest and other expenses of $0 for the 2005 and 2004 periods, as the Company no longer has an active business, as discussed above. Interest and other expenses during the periods of active business are presented as discontinued operations.

Net Income

For the reasons stated above the Company reported net income of $806,082 for the 2005 period as compared to a loss of $1,261,431 for the prior period. The 2005 net income was primarily attributable to a gain on disposal of assets of discontinued operations of $889,919.

Liquidity and Capital Resources

At September 30, 2005, the Company had working capital deficit of $83,837, and cash and cash equivalents of $0 as compared to working capital deficit of $1,322,141 and cash and cash equivalents of $0 at September 30, 2004. The increase in working capital was primarily attributed to the sale of discontinued operations and the gain on disposal of the associated assets. Net cash provided by operating activities was negative $64,826 for the 2005 period as compared to $75,922 during the 2004 period.

Net cash used in investing activities was $0 for the 2005 period as compared to $0 for the 2004 period. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2006.

The Company's continuation as a going concern is uncertain and dependant on successfully finding another active business, bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company does not find an active business to pursue or cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the business operations.

The Company is presently seeking to secure a new business opportunity or acquisition of an active business. At this time, it has not entered into a transaction or identified a new business opportunity or active business to acquire.

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

Qualitative and Quantitative Disclosure About Market Risk

The Company does not presently have active business operations and, as a result, no quantification of its market risk can be made.

Item 7.           Financial Statements

The audited Consolidated Financial Statements are included in this Form 10-KSB following the signature page.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2005.

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended September 30, 2005 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company presently has only one executive officer, who acts as President, CEO, Chief Accounting Officer and Treasurer, Gerry Racicot. Mr. Racicot is also the President of the Company’s parent company, Eiger Technology, Inc.

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

Name	Position	Age	Date Elected as Director*1*2
Gerry Racicot	Director, President, Treasurer, CEO and Chief Accounting Officer	55	December 12, 2001 to present

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.

The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

Gerry Racicot, Director, President, Treasurer, CEO and Chief Accounting Officer

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

Item 10.         Executive Compensation

Summary Compensation Table

		Annual Compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compe nsation ($)	Restricted Stock Award(s) ($)	Securities Underlying options/ SARs (#)	LTIP payouts ($)	All other Compe nsation ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Gerry Racicot, President, Director, CEO and Chief Accounting Officer	2005 2004 2003	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Item 11.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2005 (23,223,886 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
ETIFF Holdings, LLC (Eiger Technology, Inc. subsidiary)	Greater than 5% shareholder	14,359,600	61.83%
Robert Kim	Former Director, Treasurer and President, Greater than 5% shareholder	6,714,286	28.91%
Gerry Racicot	Director, President, CEO and Chief Accounting Officer	(1)	(1)
Directors, Officers and 5% stockholders in total (5 Persons)		21,023,886	93.36%

1.

No shares of common stock are registered in Gerry Racicot’s name. However, as well as being a director of the Registrant, he is a Director and President of Eiger Technology Inc. which, through its wholly owned subsidiary ETIFF Holdings, LLC, owns 14,359,600 shares of common stock of the Registrant. As stated in the table above, ETIFF holds a total of 61.83% of the issued and outstanding stock of the Company.

Item 12.         Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

The Company’s parent, Eiger Technology, Inc., has advanced it a total of $66,837 in the last two years to cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses that have yet to be repaid.

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

In February of 2003, Mr. Ki-Seung, Vice President of K-Tronik’s Korean subsidiary, K-Tronik (Asia), lent K-Tronik (Asia) a total of $112,000. No written agreement was made in connection with this loan. However, K-Tronik (Asia) and Mr. Ki-Seung agreed that the loan is non-interest bearing, payable on demand and has no fixed date of repayment. As the Company sold its interest in K-Tronik (Asia) in December of 2004, the Company is not aware of the status of the loan and notes that the loan was related to discontinued operations.

Item 13.         Exhibits and Reports on Form 8-K

The exhibits to be filed with this Form 10-KSB are listed below in the Exhibit Index.

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed three (3) Reports on Form 8K on the EDGAR system dated November 9, 2004, January 31, 2005 and March 3, 2005.

Item 14.         Principal Accountant Fees and Services

During the fiscal year ended September 30, 2005, the Company incurred professional service fees of CAD$40,000 for audit and audit related services provided by the principal accountant. During the fiscal year ended September 30, 2004 these fees totaled $97,433. These fees included the cost of the annual audit, tax reviews of the quarterly and annual, SB-2 filings with the Securities and Exchange Commission.

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

K-TRONIK INTERNATIONAL CORP.

Dated: December 28, 2005	By: /s/ Gerry Racicot
Gerry Racicot, President, CEO, and Director,
Treasurer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 28, 2005	By: /s/ Gerry Racicot
Gerry Racicot, Director

K-TRONIK INTERNATIONAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
K-Tronik International Corp.

               We have audited the accompanying consolidated balance sheet of K-Tronik International Corp. as of September 30, 2005 and 2004 and the consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

               We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-Tronik International Corp. as of September 30 2005 and 2004 and the results of its operations and comprehensive loss, changes in its stockholders' deficit and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company experienced operating losses and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada	/s/ SF Partnership, LLP CHARTERED ACCOUNTANTS
December 22, 2005
The Madison Centre, 4950 Yonge Street, Suite 400, Toronto, Ontario Canada M2N 6K1 Telephone 416 250 1212 Fax 416 250 1225 email general@sfgroup.ca www.sfgroup.ca

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
September 30, 2005 and 2004

	2005	2004

ASSETS

Current
Current assets of discontinued operations (note 6)	$-	$2,668,636

Total Current Assets	-	2,668,636

Long Term Assets of Discontinued Operations (note 6)	-	432,222

Total Assets	$-	$3,100,858

LIABILITIES

Current
Advances - related party (note 3)	$83,837	$-
Current liabilities of discontinued operations (note 6)	-	3,990,777

Total Current Liabilities	83,837	3,990,777

Total Liabilities	83,837	3,990,777

STOCKHOLDERS' DEFICIT

Capital Stock (note 4)	233	233

Additional Paid-In Capital	5,278,750	5,278,750

Accumulated Comprehensive Loss	(315,536)	(315,536)

Accumulated Deficit	(5,047,284)	(5,853,366)

Total Stockholders' Deficit	(83,837)	(889,919)

Total Liabilities and Stockholders' Deficit	$-	$3,100,858

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP.
Consolidated Statement of Operations and Comprehensive Loss
Years Ended September 30, 2005 and 2004

	2005	2004

Expenses
General and administrative	$19,011	$-

Loss from Continuing Operations	(19,011)	-

Income (Loss) from Discontinued Operations (note 6)	825,093	(1,261,431)

Income (Loss) Before Income Taxes	806,082	(1,261,431)

Provision for income taxes	-	-

Net Income (Loss)	806,082	(1,261,431)

Foreign currency translation adjustment	-	(41,173)

Comprehensive Income (Loss)	$806,082	$(1,302,604)

Earnings (Loss) Per Weighted Average Number of
Shares Outstanding - Basic and Diluted

Continuing operations	$-	$-

Discontinued operations	$0.04	$(0.06)

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	22,223,886	22,223,886

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP.
Consolidated Statement of Stockholders' Deficiency
Years Ended September 30, 2005 and 2004

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficiency

Balance, September 30, 2003	22,573,886	$226	$5,020,108	$(4,591,935)	$(274,363)	$154,036

Net loss for year	-	-	-	(1,261,431)	-	(1,261,431)

Capitalized expenses related
to registration statement	-	-	(66,351)	-	-	(66,351)

Issuance of common stock	650,000	7	324,993	-	-	325,000

Foreign currency
translation adjustment	-	-	-	-	(41,173)	(41,173)

Balance, September 30, 2004	23,223,886	$233	$5,278,750	$(5,853,366)	$(315,536)	$(889,919)

Net income for year	-	-	-	806,082	-	806,082

Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,047,284)	$(315,536)	$(83,837)

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP.
Consolidated Statement of Cash Flows
Year Ended September 30, 2005 and 2004

	2005	2004

Cash Flows from Operating Activities
Loss from continuing operations	$(19,011)	$-
Changes in non-cash working capital
Advances-related party	83,837	-

Funds provided by continuing operating activities	64,826	-

Income (loss) from discontinued operations	825,093	(1,261,431)

Adjustments for:

Amortization	-	165,043
Common stock issued for services rendered	-	325,000
Assets of discontinued operations	3,100,858	453,790
Liabilities of discontinued operations	(3,990,777)	212,819

Funds provided (used) by discontinuing operating activities	(64,826)	(104,779)

Effect of Exchange Rate Changes	-	(41,173)

Net Increase in Cash	-	(145,952)

Cash - beginning of year	-	145,952

Cash - end of year	$-	$-

Supplemental Disclosures of Cash Flow Information

The Company had no cash flows arising from the following:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

1.	Nature of Business and Basis of Presentation

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 12, 2001, the Company changed its name to K-Tronik International Corp. ("KTI" or the "Company").

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int'l Corporation, a Nevada corporation, in exchange for 100% interest in K-Tronik Asia Corporation ("KTA"), a Korean corporation. In connection with this transaction, K-Tronik Int'l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. ("KTNA").

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, in accordance with accounting principles generally accepted in the United States of America.

The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and contingencies in the normal course of operations.

There is doubt about the Company's ability to continue as a going concern as it has disposed of all of its assets and has a working capital deficiency of $83,837 as at September 30, 2005. The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully completing a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States. Outlined below are those policies considered particularly significant:

	a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of KTI, KTNA and KTA as described in note 1. All material intercompany balances and transactions have been eliminated.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

	c)	Inventories

Inventories are stated at the lower of cost or market value, determined by the moving weighted average method.

	d)	Property and Equipment

Property and equipment are stated at cost less accumulated amortization. Amortization of property and equipment is computed using the straight-line and accelerated methods over their estimated useful lives that range from three to five years. Repairs and maintenance are charged to expense as incurred.

	e)	Intangible Assets

Intangible assets are recorded at cost and amortized over their estimated useful lives which range from five to ten years.

	f)	Research and Development Costs

Research and development costs are charged to operations when incurred.

	g)	Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

	h)	Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was nil at September 30, 2005. (Nil - 2004).

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

	i)	Shipping and Handling Costs

Shipping and handling costs are recorded as a component of cost of sales.

	j)	Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' deficit.

	k)	Advertising Costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7.

	l)	Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

	m)	Long-Lived Asset

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded.

	n)	Fair Value of Financial Instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivables, and accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

	o)	Earnings (loss) Per Share

The Company accounts for earnings (loss) per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 28, Earnings (Loss) Per Share, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same because no options, warrants or convertible preferred stock have been issued.

	p)	Stock Based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure." It chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to its employees and present pro forma effect of the fair value of such options. No options have been granted to date.

	q)	Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company provides credit to a substantial number of its customers and performs ongoing credit evaluations of those customers financial condition while, generally requiring no collateral.

	r)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

	s)	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of the Accounting Review Board (ARB) No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of the Accounting Principles Board (APB) Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R will be effective January 1, 2006 for the Company and may be adopted using a modified prospective method or a modified retrospective method.

The Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

	s)	Recent Accounting Pronouncements (cont'd)

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.

FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

	s)	Recent Accounting Pronouncements (cont'd)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006.

The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements. In January 2003, the Financial Accounting Standards Board ("SFAS") issued SFAS Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARAB No. 51 ("FIN 46"). The SFAS issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (I) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (B) are not obligated to absorb expected losses of the entity or (C) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

3.	Advances from Related Party

Advances are non-interest bearing and have no specified terms of repayment.

4.	Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of KTI, the legal parent. KTI has authorized capital of $100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 1.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of September 30, 2005 the Company had 23,223,886 shares outstanding (2004: 23,223,886).

The Company has no stock options outstanding as of June 30, 2005 and has not recorded any stock-based compensation in the current period or any prior period.

5.	Income Taxes

The provision for income taxes has been computed as follows:

	2005	2004
Expected income tax expense (recovery) at the
statutory rate of 15%	$120,912	$(189,215)

Tax effect of expenses that are not deductible
for income tax purposes (net of other
amounts deductible for tax purposes)	-	-

Tax effect of differences in the
timing of deductibility of items
for income tax purposes:	-	-

	120,912	(189,215)

Valuation allowance	(120,912)	189,215

Provision for income taxes	$-	$-

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

6.	Discontinued Operations

On December 15, 2004, KTI entered into an agreement to sell all of its interest in KTNA and the fixed assets of its subsidiary, KTA. The terms of the agreement call for KTA to use the purchase proceeds to retire the debts of KTNA and its subsidiary KTA to the purchaser. KTI and the purchaser also entered into agreements whereby KTI transfers to the purchaser ownership of all of the issued and outstanding shares of KTNA, its U.S. subsidiary which owns KTA. Upon final closing of the agreements described above, the purchaser will own all of the issued and outstanding shares of KTNA and the assets of KTA. It is further expected that KTI will no longer be engaged in the business of manufacturing, distributing or selling electronic ballasts.

As such, the operations of KTNA and KTA are presented in the financial statements as discontinued operations.

	2005	2004

Loss on discontinued operations	$(64,826)	$(1,261,431)
Gain on disposal of assets of discontinued
operations	889,919	-

	$825,093	$(1,261,431)

Assets and liabilities presented in the consolidated balance sheets include the following assets and liabilities of discontinued operations:

	2005	2004

Current assets	$-	$2,699,010
Property, plant and equipment	-	312,046
Other	-	89,802

Current liabilities	-	2,529,580
Long-term debt	-	1,461,197

	$-	$(889,919)

K-TRONIK INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

7.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the year, administrative expenses in the amount of $83,847 were paid on behalf of the Company by a related party.

8.	Comparative Information

Certain comparative figures have been reclassified in order to conform with the current year's presentation.