Form 10QSB
period 2005-12-31
K TRONIK INTERNATIONAL CORP
filed 2006-02-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31639

K-TRONIK INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0436364
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

144 Front Street West, Suite 700, Toronto, Ontario, Canada M5J 2L7
(Address of principal executive offices)

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
Yes ☒     No ☐

As of December 31, 2005, the Registrant had 23,223,886 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Transitional Small Business Disclosure Format (check one)
Yes ☐     No ☒

K-TRONIK INTERNATIONAL CORPORATION

PART I - FINANCIAL INFORMATION

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2005

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2005 and September 30, 2005

	Dec. 31, 2005	Sep. 30, 2005
	(Unaudited)	(Audited)

ASSETS

Current
Current assets of discontinued operations (note 6)	$-	$-

Total Current Assets	-	-

Long Term Assets of Discontinued Operations (note 6)	-	-

Total Assets	$-	$-

LIABILITIES

Current
Advances - related party (note 3)	$93,976	$83,837
Current liabilities of discontinued operations (note 6)	-	-

Total Current Liabilities	93,976	83,837

Total Liabilities	93,976	83,837

STOCKHOLDERS' DEFICIT

Capital Stock (note 4)	233	233

Additional Paid-In Capital	5,278,750	5,278,750

Accumulated Comprehensive Loss	(315,536)	(315,536)

Accumulated Deficit	(5,057,423)	(5,047,284)

Total Stockholders' Deficit	(93,976)	(83,837)

Total Liabilities and Stockholders' Deficit	$-	$-

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended December 31, 2005 and 2004 and the Period from
Re-entering the Development Stage Through to December 31, 2005

			Period from
			Re-entering the
			Development
			Stage Through to
			December 31,
	2005	2004	2005
			(Note 1)

Expenses
General and administrative	$10,139	$-	$29,150

Loss from Continuing Operations	(10,139)	-	(29,150)

Income (Loss) from Discontinued
Operations (note 6)	-	825,093	-

Income (Loss) Before Income Taxes	(10,139)	825,093	(29,150)

Provision for income taxes	-	-	-

Net Income (Loss)	(10,139)	825,093	(29,150)

Foreign currency translation adjustment	-	-	-

Comprehensive Income (Loss)	$(10,139)	$825,093	$(29,150)

Earnings (Loss) Per Weighted Average Number
of Shares Outstanding - Basic and Diluted

Continuing operations	$-	$-

Discontinued operations	$-	$0.04

Weighted Average Number of Common Shares
Outstanding-Basic and Diluted	23,223,886	23,223,886

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
December 31, 2005

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2003	22,573,886	$226	$5,020,108	$(4,591,935)	$(274,363)	$154,036

Net loss for year	-	-	-	(1,261,431)	-	(1,261,431)

Capitalized expenses related
to registration statement	-	-	(66,351)	-	-	(66,351)

Issuance of common stock	650,000	7	324,993	-	-	325,000

Foreign currency
translation adjustment	-	-	-	-	(41,173)	(41,173)

Balance, September 30, 2004	23,223,886	$233	$5,278,750	$(5,853,366)	$(315,536)	$(889,919)

Net income from
continuing operations	-	-	-	(19,011)	-	(19,011)

Net income from
discontinuing operations	-	-	-	825,093	-	825,093

Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,047,284)	$(315,536)	$(83,837)

Net income for quarter	-	-	-	(10,139)	-	(10,139)

Balance, December 31, 2005	23,223,886	$233	$5,278,750	$(5,057,423)	$(315,536)	$(93,976)

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three Months Ended December 31, 2005 and 2004 and the Period from
Re-entering the Development Stage Through to December 31, 2005

			Period from
			Re-entering the
			Development
			Stage Through to
			December 31,
	2005	2004	2005
			(Note 1)

Cash Flows from Operating Activities
Loss from continuing operations	$(10,139)	$825,093	$(29,150)
Changes in non-cash working capital
Advances-related party	10,139	-	29,150

Funds provided by continuing operating activities	-	825,093	-

Income (loss) from discontinued operations	-	64,826	-

Adjustments for:

Amortization	-	-	-
Common stock issued for services rendered	-	-	-
Assets of discontinued operations	-	3,100,858	-
Liabilities of discontinued operations	-	(3,990,777)	-

Funds provided (used) by discontinuing operating activities	-	-	-

Effect of Exchange Rate Changes	-	-	-

Net Increase in Cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplemental Disclosures of Cash Flow
Information

The Company had no cash flows arising
from the following:

Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005

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

On December 15, 2004, KTI entered into an agreement to sell all of its interest in KTNA and the fixed assets of its subsidiary, KTA. KTI is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts and is considered to have re-entered the development stage at December 15, 2004. KTI is seeking another acquisition or business opportunity.

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

There is doubt about the Company's ability to continue as a going concern as it has disposed of all of its assets and has a working capital deficiency of $93,976 as at December 31, 2005 ($83,837 as at September 30, 2005). The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully completing a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

1.	Nature of Business and Basis of Presentation (cont'd)

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

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

2.	Summary of Significant Accounting Policies (cont'd)

	g)	Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

	h)	Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was nil at December 31, 2005 (nil as at September 30, 2005).

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

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

2.	Summary of Significant Accounting Policies (cont'd)

	n)	Fair Value of Financial Instruments

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

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

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

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

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

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of December 31, 2005 the Company had 23,223,886 shares outstanding (23,223,886 as at September 30, 2005).

The Company has no stock options outstanding as of December 31, 2005 and has not recorded any stock-based compensation in the current period or any prior period.

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

5.	Income Taxes

The provision for income taxes has been computed as follows:

	2005	2004
Expected income tax expense (recovery) at the
statutory rate of 15%	$(1,521)	$123,764

Tax effect of expenses that are not deductible
for income tax purposes (net of other
amounts deductible for tax purposes)	-	-

Tax effect of differences in the
timing of deductibility of items
for income tax purposes:	-	-

	(1,521)	123,764

Valuation allowance	1,521	(123,764)

Provision for income taxes	$-	$-

6.	Discontinued Operations

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

As such, the operations of KTNA and KTA are presented in the financial statements as discontinued operations.

	2005	2004
Loss on discontinued operations	$-	$(64,826)
Gain on disposal of assets of discontinued
operations	-	889,919

	$-	$825,093

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements December 31, 2005

7.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the quarter, administrative expenses in the amount of $10,139 were paid on behalf of the Company by a related party.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through December 31, 2005.

11

Results of Operation:

Three Months Ended December 31, 2005 ("2005 period") Compared to Three Months Ended December 31, 2004 ("2004 period").

On December 15, 2004, K-Tronik International Corp.entered into an agreement to sell all of its interest in K-Tronik N.A. Inc. and the fixed assets of its subsidiary, K-Troniks Asia Ltd. K-Tronik International Corp. is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts. As a result, the Company had no active business operations during the three months ended December 31, 2005.

Net Loss

The Company reported a net loss attributable to common shareholders of $10,139 for the 2005 period as compared to net income of $825,093 for the 2004 period as a result of those items discussed above. These figures represent the discontinued operations of KTI.

Liquidity and Capital Resources

At December 31, 2005, the Company had a working capital deficit of $93,976 and nil in cash and cash equivalents. The working capital deficit is primarily a result of payables owed to its parent for expenses incurred from operations.

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

ITEM 3.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

12

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

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)           The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2005.

(b)           Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

13

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

K-TRONIK INTERNATIONAL CORP.

Dated: February 14, 2006	By: /s/ Gerry Racicot
Gerry Racicot, President, Treasurer
Director and Chief Executive Officer

14