Form 10QSB
period 2006-03-31
K TRONIK INTERNATIONAL CORP
filed 2006-05-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company
(as defined in Role 12b-2 of the Exchange Act). Yes [ x ] No [           ]

As of March 31, 2006, the Registrant had 23,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [           ] No [ x ]

K-TRONIK INTERNATIONAL CORPORATION

PART I -           FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED FINANCIAL STATEMENTS

K-TRONIK INTERNATIONAL CORP.
Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Advances - related parties	93,976
Total Current Liabilities	93,976

TOTAL LIABILITIES	93,976

STOCKHOLDERS’ DEFICIT
Capital stock	233
Additional paid – in capital	5,278,750
Accumulated comprehensive loss	(315,536)
Accumulated deficit	(5,054,423)

TOTAL STOCKHOLDERS’ DEFICIT	(93,976)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

See notes to consolidated financial statements

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2004

Net revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

General and administrative expenses	$(10,139)	--

Income (loss) from continuing operations	$(10,139)	--

Income (loss) from discontinued operations	--	$825,093

Net income (loss)	$(10,139)	$825,093

Foreign currency translation adjustment	--	--

Comprehensive income (loss)	$(10,139)	$825,093

Income (loss) per share - basic and diluted

Continuing operations	$0.00	$0.00

Discontinued operations	$0.00	$0.04

Weighted average number of common shares
outstanding	22,223,886	22,223,886

See accompanying notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2006	2004
Cash flows from operating activities:
Net income (loss)	$(10,139)	$825,093
Changes in operating assets and liabilities:
Advances related parties	10,139	-
Adjustments for:
Assets of discontinued operations	-	3,100,858
Liabilities of discontinued operations	-	(3,990,777)
Net cash provided by operating activities	-	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

See notes to consolidated financial statements.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results and cash flows for the three months ended December 31, 2006 are not necessarily indicative of the results that maybe expected for the year ending September 30, 2006.

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through March 31, 2006.

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
March 31, 2006

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

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of March 31, 2006 the Company had 22,223,886 shares outstanding.

The Company has no stock options outstanding as of March 31, 2006 and has not recorded any stock-based compensation in the current period or in any prior period.

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

K-TRONIK INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 4 – Supplemental Disclosure of Cash Flow Information:

Cash paid for interest for continuing operations for the three-months ended December 31, 2006 and 2004 was nil and nil, respectively.

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

Long-Lived Assets

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded through March 31, 2006.

Results of Operation:

Three Months Ended March 31, 2006 ("2006 period") Compared to Three Months Ended March 31, 2005 ("2004 period").

On December 15, 2004, K-Tronik International Corp.entered into an agreement to sell all of its interest in K-Tronik N.A. Inc. and the fixed assets of its subsidiary, K-Troniks Asia Ltd. K-Tronik International Corp. is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts. As a result, the Company had no active business operations during both the three months ended March 31, 2006 and 2005.

Net Loss

The Company reported a net loss attributable to common shareholders of $815 for the 2006 period as compared to net loss of $10,139 for the 2005 period as a result of general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2006, the Company had a working capital deficit of $94,791 and nil in cash and cash equivalents. The working capital deficit is primarily a result of payables owed to its parent for expenses incurred from operations.

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

ITEM 3.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)           The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2006.

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

K-TRONIK INTERNATIONAL CORP.

Dated: May 8, 2006	By: /s/ Gerry Racicot
Gerry Racicot, President, Treasurer
Director and Chief Executive Officer