Form 10QSB/A
period 2006-03-31
K TRONIK INTERNATIONAL CORP
filed 2006-05-25
CIK 1125053

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

K-TRONIK INTERNATIONAL CORPORATION
INDEX

(The accompanying notes are an integral part of this financial statement)

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2006 and September 30, 2005

	Mar. 31, 2006	Sep. 30, 2005
	(Unaudited)	(Audited)
ASSETS
Current
Current assets of discontinued operations (note 6)	$-	$-
Total Current Assets	-	-
Long Term Assets of Discontinued Operations (note 6)	-	-

Total Assets	$-	$-

LIABILITIES
Current
Advances - related party (note 3)	$94,791	$83,837
Current liabilities of discontinued operations (note 6)	-	-

Total Current Liabilities	94,791	83,837

Total Liabilities	94,791	83,837

STOCKHOLDERS' DEFICIT
Capital Stock (note 4)	233	233

Additional Paid-In Capital	5,278,750	5,278,750

Accumulated Comprehensive Loss	(315,536)	(315,536)

Accumulated Deficit	(5,058,238)	(5,047,284)

Total Stockholders' Deficit	(94,791)	(83,837)

Total Liabilities and Stockholders' Deficit	$-	$-

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Three Months and Year to Date Periods Ended March 31, 2006 and
2005 and the Period from Re-entering the Development Stage Through to March 31, 2006

	2006	2006	2005	2005	Period from Re-entering the Development Stage Through to March 31, 2006
	(Current Quarter)	(Year-to- Date)	(Current Quarter)	(Year-to- Date)	(Note 1)
Expenses
General and administrative	$ 815	$10,954	$64,826	$64,826	29,965

Loss from Continuing Operations	(815)	(10,954)	(64,826)	(64,826)	(29,965)
Income (Loss) from Discontinued Operations (note 6)	-	-	-	825,093	-

Income (Loss) Before Income Taxes	(815)	(10,954)	(64,826)	760,267	(29,965)
Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(815)	(10,954)	(64,826)	760,267	(29,965)
Foreign currency translation adjustment	-	-	-	-	-

Comprehensive Income (Loss)	$(815)	$(10,954)	$(64,826)	760,267	$(29,965)

Earnings (Loss) Per Weighted Average
Number Of Shares Outstanding
– Basic and Diluted

Continuing operations	$ -	$ -	$ -	$ -
Discontinued operations	$ -	$ -	$ -	$ 0.04

Weighted Average Number of
Common Shares Outstanding
– Basic and Diluted	23,223,886	23,223,886	23,223,886	23,223,886

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
March 31, 2006

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, September 30, 2003	22,573,886	$226	$5,020,108	$(4,591,935)	$(274,363)	$154,036

Net loss for year	-	-	-	(1,261,431)	-	(1,261,431)

Capitalized expenses related
to registration statement	-	-	(66,351)	-	-	(66,351)
Issuance of common stock	650,000	7	324,993	-	-	325,000

Foreign currency
translation adjustment	-	-	-	-	(41,173)	(41,173)
Balance, September 30, 2004	23,223,886	$233	$5,278,750	$(5,853,366)	$(315,536)	$(889,919)

Net income from
continuing operations	-	-	-	(19,011)	-	(19,011)

Net income from
discontinuing operations	-	-	-	825,093	-	825,093

Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,047,284)	$(315,536)	$(83,837)

Net income for six months	-	-	-	(10,954)	-	(10,954)

Balance, March 31, 2006	23,223,886	$233	$5,278,750	$(5,058,238)	$(315,536)	$(94,791)

(The accompanying notes are an integral part of this financial statement)

K-TRONIK INTERNATIONAL CORP. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
Six Months Ended March 31, 2006 and 2005 and the Period from Re-
entering the Development Stage Through to March 31, 2006

Period from
Re-entering the
Development
Stage Through to
March 31,
	2006	2005	2006
(Note 1)
Cash Flows from Operating Activities
Loss from continuing operations	$(815)	$(64,826)	$(29,965)
Changes in non-cash working capital
Advances-related party	815	64,826	29,965

Funds provided by continuing operating activities	-	-	-

Income (loss) from discontinued operations	-	-	-

Adjustments for:

Amortization	-	-	-
Common stock issued for services rendered	-	-	-
Assets of discontinued operations	-	-	-
Liabilities of discontinued operations	-	-	-

Funds provided (used) by discontinuing operating
activities	-	-	-

Effect of Exchange Rate Changes	-	-	-

Net Increase in Cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

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

There is doubt about the Company's ability to continue as a going concern as it has disposed of all of its assets and has a working capital deficiency of $94,791 as at March 31, 2006 ($83,837 as at September 30, 2005). The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully completing a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

1.	Nature of Business and Basis of Presentation (cont’d)

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

(The accompanying notes are an integral part of this financial statement)

2.	Summary of Significant Accounting Policies (cont'd)

	g)	Revenue Recognition

Sales to customers are FOB shipping point. As a result the Company recognizes sales when products are shipped.

	h)	Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible as well as for additional factors surrounding the credit risk of its customers, historical trends, and other information. The allowance for doubtful accounts was nil at March 31, 2006 (nil as at September 30, 2005).

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

(The accompanying notes are an integral part of this financial statement)

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

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure." It chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to its employees and present pro forma effect of the fair value of such options. The Company has never established a stock option plan. Therefore, no options have been granted to date.

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

(The accompanying notes are an integral part of this financial statement)

2. Summary of Significant Accounting Policies (cont'd)

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

s)	Recent Accounting Pronouncements (cont'd)

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards (“SFAS”) No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This

(The accompanying notes are an integral part of this financial statement)

2. Summary of Significant Accounting Policies (cont'd)

s)	Recent Accounting Pronouncements (cont'd)

statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

(The accompanying notes are an integral part of this financial statement)

	2.	Summary of Significant Accounting Policies (cont’d)

	s)	Recent Accounting Pronouncements (cont'd)

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

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. As of March 31, 2006 the Company had 23,223,886 shares outstanding (23,223,886 as at September 30, 2005).

The Company has never had a stock option plan. Therefore, there are no stock options outstanding as of March 31, 2006 and the Company has not recorded any stock-based compensation in the current period or any prior period.

(The accompanying notes are an integral part of this financial statement)

5.	Income Taxes

The provision for income taxes has been computed as follows:

	2006	2005
Expected income tax expense
(recovery) at the statutory rate of 15%	$(122)	$(9,724)

Tax effect of expenses that are not
deductible for income tax purposes
(net of other amounts deductible for
tax purposes)	-	-

Tax effect of differences in
the timing of deductibility
of items for income tax
purposes:	-	-

	(122)	(9,724)

Valuation allowance	122	9,724

Provision for income taxes	$-	$-

6.	Discontinued Operations

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

As such, the operations of KTNA and KTA are presented in the financial statements as discontinued operations.

	2006	2005
Loss on discontinued operations	$-	$-
Gain on disposal of assets of
discontinued operations	-	-

	$-	$-

(The accompanying notes are an integral part of this financial statement)

7.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the quarter, administrative expenses in the amount of $815 were paid on behalf of the Company by a related party.

8.	Comparative Information

Certain comparative figures have been reclassified in order to conform with the current year's presentation.

(The accompanying notes are an integral part of this financial statement)

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