Form 10QSB
period 2006-06-30
RACINO ROYALE, INC.
filed 2006-08-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31639

RACINO ROYALE, INC.
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
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

As of June 30, 2006, the Registrant had 28,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [           ] No [ x ]

RACINO ROYALE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2006 and September 30, 2005

	June 30,	Sep. 30,
	2006	2005
	(Unaudited)	(Audited)

ASSETS

Total Current Assets	$-	$-

Other Long Term
Licensing rights	1,317,426	-

Total Long Term Assets	1,317,426	-

Total Assets	$1,317,426	$-

LIABILITIES

Current
Advances - related party (note 3)	$105,136	$83,837
Accounts payable & accrued liabilities	2,500	-

Total Current Liabilities	107,636	83,837

Total Liabilities	107,636	83,837

STOCKHOLDERS' EQUITY

Capital Stock (note 4)	238	233

Additional Paid-In Capital	6,572,444	5,278,750

Accumulated Comprehensive Loss	(315,536)	(315,536)

Accumulated Deficit	(5,047,356)	(5,047,284)

Total Stockholders' Equity	1,209,790	(83,837)

Total Liabilities and Stockholders' Equity	$1,317,426	$-

(The accompanying notes are an integral part of this financial statement)

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss for the
Three Months and Year to Date Periods Ended June 30, 2006 and 2005
and the Period from Re-entering the Development Stage Through to
June 30, 2006

					Period from
					Re-entering the
					Development
					Stage Through
					to June 30,
	2006	2006	2005	2005	2006
	(Current	(Year-to-	(Current	(Year-to-	(Note 1)
	Quarter)	Date)	Quarter)	Date)
Expenses
General and administrative	$3,626	$14,580	$364	$65,190	16,583

Income (Loss) from Continuing	3,626	14,580	(364)	(65,190)	(16,583)
Operations
Less: Expenses recovered	(14,508)	(14,508)
Income (Loss) from Discontinued
Operations (note 6)	-	-	-	825,093	-

Income (Loss) Before Income Taxes	10,882	(72)	(364)	759,903	(16,583)
Provision for income taxes	-	-	-	-	-

Net Income (Loss)	10,882	(72)	(364)	759,903	(16,583)

Comprehensive Income (Loss)	$10,882	$(72)	$(364)	759,903	$(16,583)

Earnings (Loss) Per Weighted Average
Number Of Shares Outstanding
– Basic and Diluted

Continuing operations	$-	$-	$-	$-
Discontinued operations	$-	$-	$-	$0.04

Weighted Average Number of
Common Shares Outstanding
– Basic	23,773,337	23,407,710	23,223,886	23,223,886

– Diluted	23,834,997	23,425,351	23,223,886	23,223,886

(The accompanying notes are an integral part of this financial statement)

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
June 30, 2006

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2003	22,573,886	$226	$5,020,108	$(4,591,935)	$(274,363)	$154,036

Net loss for year	-	-	-	(1,261,431)	-	(1,261,431)

Capitalized expenses related
to registration statement	-	-	(66,351)	-	-	(66,351)

Issuance of common stock	650,000	7	324,993	-	-	325,000

Foreign currency
translation adjustment	-	-	-	-	(41,173)	(41,173)

Balance, September 30, 2004	23,223,886	$233	$5,278,750	$(5,853,366)	$(315,536)	$(889,919)

Net income from
continuing operations	-	-	-	(19,011)	-	(19,011)

Net income from
discontinuing operations	-	-	-	825,093	-	825,093

Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,047,284)	$(315,536)	$(83,837)

Net income for nine months	-	-	-	(72)	-	(72)

Issuance of common stock	5,000,000	5	1,293,694	-	-	1,293,699

Balance, June 30, 2006	28,223,886	$238	$6,572,444	$(5,047,356)	$(315,536)	$1,209,790

(The accompanying notes are an integral part of this financial statement)

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2006 and 2005 and the Period from Re-
entering the Development Stage Through to June 30, 2006

			Period from
			Re-entering the
			Development
			Stage Through to
			June 30,
	2006	2005	2006
			(Note 1)
Cash Flows from Operating Activities
Income (loss) from continuing operations	$3,626	$(65,190)	$(16,583)
Expenses recovered	(14,508)	-	-
	10,882	(65,191)	(16,583)
Changes in non-cash working capital
Advances-related party	10,345	65,190	16,583
Accounts payable and accrued liabilities	2,500	-	-
Funds provided by operating activities	23,727	-	-

Cash Flows from Investing Activities
Acquisition of development rights	(1,317,426)	-	-
Funds provided by investing activities	(1,317,426)	-	-

Cash Flows from Financing Activities
Issuance of common stock	1,293,699	-	-
Funds used in financing activities	1,293,699	-	-

Effect of Exchange Rate Changes	-	-	-

Net Increase in Cash	-	-	-

Cash - beginning of year	-	-	-

Cash - end of year	$-	$-	$-

Supplemental Disclosures of Cash Flow
Information

The Company had no cash flows arising
from the following:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

(The accompanying notes are an integral part of this financial statement)

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

1.	Nature of Business and Basis of Presentation

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 12, 2001, the Company changed its name to K-Tronik International Corp. ("KTI").

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of KTI include those of KTNA for all periods shown and those of the KTI since the date of the reverse acquisition.

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

On June 13, 2006, KTI announced it would implement a new corporate strategy focusing on horseracing track development opportunities. An agreement was signed on June 19, 2006 to buy exclusive rights for a racetrack and casino (racino) development opportunity in Saskatchewan. On July 5, 2006, KTI changed its name to Racino Royale, Inc. (“RR” or the “Company”) to reflect its intention to engage in the business of owning or leasing race-courses and/or conduct horse-races.

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

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

1.	Nature of Business and Basis of Presentation (continued)

There is doubt about the Company's ability to continue as a going concern as it has disposed of all of its assets and has a working capital deficiency of $104,136 as at June 30, 2006 ($83,837 as at September 30, 2005). The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully completing a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

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

The accompanying consolidated financial statements include the accounts of the Company as described in note 1. All material intercompany balances and transactions have been eliminated.

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

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	e)	Intangible Assets

Intangible assets are recorded at cost and amortized over their estimated useful lives which range from five to ten years.

	f)	Revenue Recognition

Revenues are primarily grants received from government and to a much lesser extent from portion of wagering. Revenues are recognized upon approval by regulatory authority subsequent to race date.

	g)	Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Net sales and expenses are translated at the average rate of exchange for the period. Translation adjustments are reflected as a separate component of stockholders' deficit.

	h)	Advertising Costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7.

	i)	Use of Estimates

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

	j)	Long-Lived Asset

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded.

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	k)	Fair Value of Financial Instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivables, and accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

	l)	Earnings (loss) Per Share

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

	m)	Stock Based Compensation

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

	n)	Income Taxes

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

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements

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

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” FASB has not established an effective date for the interpretation. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements (continued)

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

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

4.	Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of RR, the legal parent. RR has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 4,500,000 were issued and outstanding prior to the reverse acquisition as described in Note 1.

The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 14,285,714 being the number of shares issued to effect the reverse acquisition. On June 19, 2006, RR issued 5,000,000 common shares and 500,000 common share purchase warrants of RR exercisable at $0.10 per share expiring in three years for the acquisition of development rights. As of June 30, 2006 the Company had 28,223,886 shares outstanding (23,223,886 as at September 30, 2005).

The Company has never had a stock option plan. Therefore, there are no stock options outstanding as of June 30, 2006 and the Company has not recorded any stock-based compensation in the current period or any prior period.

5.	Income Taxes

The provision for income taxes has been computed as follows:

	2006	2005
Expected income tax expense (recovery) at the
statutory rate of 15%	$1,632	$(55)

Tax effect of expenses that are not deductible
for income tax purposes (net of other
amounts deductible for tax purposes)	-	-

Tax effect of differences in the
timing of deductibility of items
for income tax purposes:	-	-

	1,632	(55)

Changes in valuation allowance	(1,632)	55

Provision for income taxes	$-	$-

RACINO ROYALE, INC. (Formerly K-Tronik International Corp.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2006

6.	Discontinued Operations

On December 15, 2004, KTI entered into an agreement to sell all of its interest in KTNA and the fixed assets of its subsidiary, KTA. The terms of the agreement call for KTA to use the purchase proceeds to retire the debts of KTNA and its subsidiary KTA to the purchaser. KTI and the purchaser also entered into agreements whereby KTI transfers to the purchaser ownership of all of the issued and outstanding shares of KTNA, its U.S. subsidiary which owns KTA. Upon final closing of the agreements described above, the purchaser is to own all of the issued and outstanding shares of KTNA and the assets of KTA. KTI is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts.

As such, the operations of KTNA and KTA are presented in the financial statements as discontinued operations.

	2006	2005
Loss on discontinued operations	$-	$(64,826)
Gain on disposal of assets of discontinued
operations	-	889,919

	$-	$825,093

7.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the quarter, administrative expenses of $1,126 and licensing rights of $22,727 were paid on behalf of the Company by a related party. Payables of $14,508 were written off.

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

Revenue Recognition

Revenues are primarily grants received from government and to a much lesser extent from portion of wagering. Revenues are recognized upon approval by regulatory authority subsequent to race date.

Long-Lived Assets

The carrying values of long lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded.

16

Results of Operation:

Three Months Ended June 30, 2006 ("2006 period") Compared to Three Months Ended June 30, 2005 ("2005 period").

On June 13, 2006, Racino Royale, Inc. announced it would implement a new corporate strategy focusing on horseracing track development opportunities. An agreement was signed on June 19, 2006 to buy exclusive rights for a racetrack and casino (racino) development opportunity in Saskatchewan. However, the Company had no active business operations prior to this in the quarter or during the three months ended June 30, 2005.

Net Income

The Company reported net income attributable to common shareholders of $10,882 for the 2006 period as compared to net loss of $364 for the 2005 period as a result of expenses recovered less general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2006, the Company had a working capital deficit of $107,636 and nil in cash and cash equivalents. The working capital deficit is primarily a result of payables owed to its parent for expenses incurred from operations.

The Company has no credit facilities in place. Management believes, based upon current circumstances, the pledge of continued support from its majority shareholder and the ability of the Company to raise additional capital, that it has adequate capital resources to support expected operating levels for the next twelve months.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

ITEM 3.           CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)      Reports on Form 8-K:

June 13, 2006 - the Company announced the appointment of John Simmonds to President and Chief Executive Officer and Jason Moretto to Chief Financial Officer. Mr. Simmonds and Mr. Moretto were appointed to the Board. Gerry Racicot was named Chairman.

June 23, 2006 - the Company announced an agreement to buy the exclusive rights agreement for a racetrack and casino (racino) development opportunity in Regina, Saskatchewan, known as Queen City Raceway.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACINO ROYALE, INC.

Dated: August 14, 2006	By: /s/ John Simmonds
John Simmonds, Director, President
and Chief Executive Officer