Form 10KSB
period 2006-09-30
RACINO ROYALE, INC.
filed 2006-12-29
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000-31639

RACINO ROYALE, INC.

(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(Exact name of small business issuer in its charter)

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

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [x] No

The issuer had revenues of $115,936 for the fiscal year ended September 30, 2006.

Of the 28,223,886 shares of voting stock of the registrant issued and outstanding as of December 28, 2006, 7,150,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

FORM 10-KSB ANNUAL REPORT
FOR THE YEAR ENDED SEPTEMBER 30, 2006
RACINO ROYALE, INC.

TABLE OF CONTENTS

PART I

Item
Item	1	Description of Business
Item	2	Description of Property
Item	3	Legal Proceedings
Item	4	Submission of Matters to a Vote of Security Holders

PART II

Item	5	Market for Common Equity and Related Stockholder Matters
Item	6	Management’s Discussion and Analysis or Plan of Operation
Item	7	Financial Statements
Item	8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item	8A	Controls and Procedures

PART III

Item	9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item	10	Executive Compensation
Item	11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item	12	Certain Relationships and Related Transactions
Item	13	Exhibits
Item	14	Principal Accountant Fees and Services

PART I

Item 1.	Description of Business

Company History and Business

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 12, 2001 the Company changed its name to K-Tronik International Corp. (“KTI”). On September 28, 2000, KTI completed a Form 10-SB registration with the United States Securities and Exchange Commission and as a result is subject to the regulations governing reporting issuers in the United States.

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

KTI designed, marketed and distributed electronic stabilizers and illuminator ballasts for florescent lighting fixtures primarily in the United States from its premises in Hackensack, New Jersey and minimally in Asia. A ballast is a device in lighting systems that operates fluorescent lights. The ballast provides the necessary starting voltages, frequency and wattage to a fluorescent light while limiting and regulating the current during the light’s operation.

KTI’s ballasts and ballasts components were sourced through either South Korean manufacturers or manufacturers in mainland China.

In December of 2004, KTI entered into agreements to sell its electronic stabilizer and illuminator ballast business by way of its sale of its K-Tronik N.A. and the fixed assets of K-Tronik (Asia) subsidiaries. KTI is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts.

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

Products and Markets

The Company presently has no products and markets.

Employees

The Company presently has no full-time or part-time employees.

Item 2.	Description of Property

The Company does not have any physical property. Its limited operations are conducted through the offices of its parent, Eiger Technology, Inc., a Toronto Stock Exchange listed company, in Toronto, Canada.

Item 3.	Legal Proceedings

The Company is not a party to any litigation and has no knowledge of any threatened or pending litigation against it.

Item 4.	Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market for Common Stock

Our common stock commenced trading on the NASD’s OTC Bulletin Board on January 21, 2004 as symbol “KTRK”. Our current trading symbol is “RCNR”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table summarizes the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

2006	HIGH	LOW
First Quarter	$0.35	$0.05
Second Quarter	$0.07	$0.07
Third Quarter	$0.29	$0.06
Fourth Quarter	$0.85	$0.29

Holders of Common Stock

On September 30, 2006, there were approximately 45 holders of record of our common stock and 28,223,886 shares outstanding. Some shareholders have deposited their shares to brokerage accounts and, as a result, their shares are reflected on the Company’s registered shareholder list as being registered to intermediaries such as Cede & Co. or CDS. The Company cannot, as a result, reliably determine the number of persons who hold such shares.

There are no outstanding options to purchase, or securities convertible into our common stock although the shareholders at a meeting held on November 12, 2001 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 1,000,000 incentive stock options to directors and employees at the board of directors’ discretion.

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

Results of Operation:

The year ended September 30, 2006 (the “2006 period”) compared to the year ended September 30, 2005 (“2005 period”).

Net Sales

The Company reported net sales of $115,936 for the 2006 period. There were nil sales for the 2005 period, as the Company did not have an active business, due to the sale of the previous ballast business. Sales during the 2005 period of active business are presented as discontinued operations.

Gross Profit

The Company’s gross profit was $43,220 in the 2006 period. There was nil gross profit in the 2005 period as a result of the above factors that resulted in nil sales.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased to $117,726 in the 2006 period, versus the prior year total of $19,011. The increase of $98,715 is primarily due to the costs incurred associated with horseracing held in Saskatchewan from July to September, 2006. The expenses during the 2005 period of active business are presented as discontinued operations. The Company’s limited administrative operations have been moved to its parent company’s Toronto, Canada offices.

Operating Loss

The loss from continuing operations increased to $74,506 in the 2006 period from $19,011 in the 2005 period due directly to the increased costs relating to horseracing discussed above.

Interest and Other Expenses

The Company reported interest and other expenses of nil for the 2006 and 2005 periods, as they are minor and as such, have been combined with SG&A. Interest and other expenses during the 2005 period of active business are presented as discontinued operations.

Net Income

For the reasons stated above the Company reported net loss of $59,998 for the 2006 period compared to income of $490,546 for the prior period. The 2005 net income was primarily attributable to a gain on disposal of assets of discontinued operations of $574,383.

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital deficit of $155,525, and cash and cash equivalents of $27,059 as compared to working capital deficit of $83,837 and cash and cash equivalents of $0 at September 30, 2005. The decrease in working capital was primarily attributed to the advances made by the parent company on behalf of the Company.

Net cash provided by continuing operating activities was $24,241 for the 2006 period as compared to negative $64,826 during the 2005 period. The increase was primarily due to the effects of discontinued operations reported in the 2005 period.

Net cash used in investing activities was negative $23,727 for the 2006 period as compared to nil for the 2005 period. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2007.

The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. In the event the Company does not generate positive cash flow from future operations or cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the business operations.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (“SFAS No. 156”). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements In Current Year Financial Statements”, SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending September 30, 2007. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157"), which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

Qualitative and Quantitative Disclosure About Market Risk

The Company cannot presently foresee its future operational program. As a result, no quantification of its market risk can be made at this time.

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

Effective on February 22, 2005, the independent accountants who were previously engaged as the principal accountants to audit the Company’s financial statements, BDO Seidman LLP, were replaced by SF Partnership, LLP to serve as the new principal accountant to certify the Company’s financial statements. The accountant's reports on the financial statements for the fiscal year ended September 30, 2006 neither contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the fiscal year ended September 30, 2006.

There have been no significant changes in the Company's internal controls over financial reporting during the fiscal year ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company presently has two executive officers, who act as President and CEO, John Simmonds, and as CFO, Jason Moretto. Mr. Simmonds and Mr. Moretto are also officers of the Company’s parent company, Eiger Technology, Inc.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following discussion contains disclosure concerning the directors, officers and control persons of the Company. There are no persons which have acted as a promoter, controlling person, or significant employee of the Company other than as disclosed below.

Name	Position	Age	Date Elected as Director*1*2
Gerry Racicot	Chairman	56	December 12, 2001 to present
John Simmonds	Director, President and CEO	56	June 13, 2006 to present
Jason Moretto	Director, Chief Financial Officer	37	June 13, 2006 to present

1.	Directors, whether appointed at a meeting of stockholders or by the remaining directors, are appointed until the next annual meeting of stockholders.

2.

The President, Secretary and Treasurer do not have a set term of office. They serve at the pleasure of the Directors and can be removed at any time by the Directors under the Articles and Bylaws of the Company.

John Simmonds, Director, President and Chief Executive Officer

John Simmonds, in addition to being director and CEO of the Company, is also director and COO of Racino’s parent Eiger Technology, Inc. (“Eiger”). Mr. Simmonds is an entrepreneur with a 35-year track record of building teams, operating systems, and distribution networks. He has been involved in the horseracing business for 20 years and has had a number of successes with both harness and thoroughbred breeds. Previous roles have included serving as Chairman of Trackpower Inc., a public company with stakes in racing properties in upstate New York, Tioga and Vernon Downs; Chairman of Wireless Age Communications Inc., a consolidation of retail, wholesale and engineering businesses within the wireless products and services industry; Chairman of Circuit World; Director of Glenayre Electronics; Director and CEO of Intek Global Corporation (a Nasdaq-listed company reaching a market capitalization in excess of $500 million that was subsequently merged in a $250 million transaction); founder of merchant bank Simmonds Capital Limited; and many other executive positions. He has also served on the board of several other public and private companies.

Jason Moretto, Director, Chief Financial Officer

Jason Moretto, in addition to being director and CFO of the Company, is also director and CFO of Eiger, Racino’s parent company. Mr. Moretto was previously employed by BMO Nesbitt Burns (now BMO Capital Markets), a full service investment dealer based in Toronto, Canada from September of 1997 to February of 2003. From 1995 to 1997, Mr. Moretto was National Accounting Manager for Universal Concerts Canada (now House of Blues Entertainment), Canada’s largest promoter of live music and entertainment and operator of the Molson Amphitheatre in Toronto. Prior to that, he practiced as an accountant in public practice. He also presently serves as a Member of the Ontario Securities Commission's Small Business Advisory

Committee. Mr. Moretto holds a Bachelor of Commerce degree from the University of Toronto, and is a Certified General Accountant and Chartered Financial Analyst.

Gerry Racicot, Chairman

Gerry Racicot, in addition to being chairman of the Company, is director and President of Eiger, parent company to Racino. Eiger previously controlled KTI, a diverse manufacturer and distributor of a number of products in the technology and commercial lighting industries. Eiger is listed for trading on the Toronto Stock Exchange and its shares are also posted for trading through the facilities of the NASD’s OTCBB. Mr. Racicot was, from 1988 to 2001, President of ADH Custom Metal Fabricators Inc., which manufactured and distributed various lighting and other products. ADH Custom Metal Fabricators Inc. listed on the TSX Venture Exchange as “Newlook Industries Corp” in May of 2002. Newlook currently owns Onlinetel Corp., a VoIP-based telecommunications service provider.

Item 10.	Executive Compensation

Summary Compensation Table

Name and principal position (a)	Year (b)	Annual Compensation			Long-term compensation			All other Compe nsation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compe nsation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
John Simmonds, Director, Pres. & CEO	2006 2005 2004	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Jason Moretto, Director & CFO	2006 2005 2004	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of September 30, 2006 (28,223,886 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Name and Address	Position	Amount of Stock Beneficially Owned	Percentage of Class
ETIFF Holdings, LLC (Eiger Technology, Inc. subsidiary)	Greater than 5% shareholder	14,234,600	50.4%

John Simmonds	Director, Pres. and CEO	*1	*1
Jason Moretto	Director and CFO	*1	*1
Gerry Racicot	Chairman	*1	*1
Directors, Officers and 5% stockholders in total (4 Persons)		14,234,600	50.4%

1.

No shares of common stock are registered in John Simmonds, Jason Moretto and Gerry Racicot’s names. However, as well as being directors of the Registrant, they are directors and executive officers of Eiger Technology Inc., which through its wholly owned subsidiary ETIFF Holdings, LLC, owns 14,234,600 shares of common stock of the Registrant. As stated in the table above, ETIFF holds a total of 50.4% of the issued and outstanding stock of the Company.

Item 12.	Certain Relationships and Related Transactions

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

The Company’s parent, Eiger Technology, Inc., has advanced it a total of $152,087 in the last three years to cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses that have yet to be repaid.

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

During the reporting period and subsequent to it but prior to the date of this Report, the Registrant filed seven (7) Reports on Form 8K on the EDGAR system dated June 13, June 23, July 6, July 10, July 17, July 25 and November 13, 2006.

Item 14.	Principal Accountant Fees and Services

During the fiscal year ended September 30, 2006, the Company incurred professional service fees of CAD$20,000 for audit and audit related services provided by the principal accountant. During the fiscal year ended September 30, 2005 these fees totaled CAD$40,000. These fees included the cost of the annual audit, tax reviews of the quarterly and annual, SB-2 filings with the Securities and Exchange Commission.

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).
3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2000).
3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001).
14.1	Code of Business Conduct (incorporated by reference to Exhibit 14.1 of the Registrant’s previous Report on Form 10-KSB)
31.1	Section 302 certification of Chief Executive Officer
31.2	Section 302 certification of Chief Financial Officer
32.1	Section 906 certification of Chief Executive Officer
32.2	Section 906 certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACINO ROYALE, INC.

Dated: December 28, 2006	By: /s/ John Simmonds
John Simmonds, Director, President and CEO

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 28, 2006	By: /s/ John Simmonds
John Simmonds, Director

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K – TRONIK INTERNATIONAL CORP.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Racino Royale, Inc.

We have audited the accompanying consolidated balance sheets of Racino Royale, Inc. (Formerly K-Tronik International Corp.) a company in the development stage, as of September 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Racino Royale, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

“SF PARTNERSHIP, LLP”
Toronto, Canada	CHARTERED ACCOUNTANTS
December 22, 2006

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2006 and 2005

		Restated
		(Note 3)
	2006	2005
ASSETS
Current
Cash and cash equivalents	$27,059	$-
Accounts receivable	5,847	-
Total Current Assets	32,906	-

Other Long-Term
Licensing rights (note 4)	1,317,471	-
Total Long-Term Assets	1,317,471	-

Total Assets	$1,350,377	$-

LIABILITIES

Current
Advances from related party (note 5)	$152,087	$83,837
Accounts payable	20,913	-
Accrued liabilities	15,431	-
Total Current Liabilities	188,431	83,837

Total Liabilities	188,431	83,837

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Common stock, $0.00001 par value per share;
100,000,000 shares authorized; 28,223,886 (2005 –
23,223,886) shares issued and outstanding	283	233
Additional Paid-In Capital	6,572,444	5,278,750
Accumulated Comprehensive Loss	12,037	-
Deficit Accumulated Through The Development Stage
(2006 - $93,517; 2005 - $19,011) and
Accumulated Deficit	(5,422,818)	(5,362,820)

Total Stockholders' Equity	1,161,946	(83,837)

Total Liabilities and Stockholders' Equity	$1,350,377	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended September 30, 2006 and 2005 and the Period from
Re-entering the Development Stage Through to September 30, 2006

			(Note 1)
			Period from
			Re-entering the
		Restated	Development Stage
		(Note 3)	Through to Sep. 30,
	2006	2005	2006
Revenues
Provincial grant income	$96,347	$-	$96,347
Parimutuel betting income	19,018	-	19,018
Miscellaneous income	571	-	571

Total Revenues	115,936	-	115,936
Cost of Revenues
Purses and awards	60,177	-	60,177
Bets paid out	12,539	-	12,539

Total Cost of Revenues	72,716	-	72,716

Gross Margin	43,220	-	43,220
Expenses
General and administrative	117,726	19,011	136,737
Total Expenses	117,726	19,011	136,737

Loss from Continuing Operations	(74,506)	(19,011)	(93,517)

Income from Discontinued Operations, Net of
Income Taxes (note 7)	14,508	509,557	524,065

(Loss) Income Before Income Taxes	(59,998)	490,546	430,548
Provision for income taxes (note 8)	-	-	-

Net (Loss) Income	(59,998)	490,546	430,548
Foreign currency translation adjustment	12,037	-	12,037

Comprehensive (Loss) Income	$(47,961)	$490,546	$442,585

Earnings Per Weighted Average Number Of
Shares Outstanding During the Year

Basic and Diluted

Income from continuing operations	$-	$-
Net income	$-	$0.02

Weighted Average Number of
Common Shares Outstanding During the
Year

Basic	24,648,543	23,223,886
Diluted	24,791,009	23,223,886

(The accompanying notes are an integral part of these consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity
September 30, 2006

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, September 30, 2004	23,223,886	$233	$5,278,750	$(5,853,366)	$(315,536)	$(899,919)

Net income from the year
as previously reported	-	-	-	806,082	-	806,082

Restatement of foreign
currency translation
adjustment (note 3)	-	-	-	(315,536)	315,536	806,082

Balance, September 30, 2005	23,223,886	233	5,278,750	(5,362,820)	-	(83,837)

Issuance of common stock
for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050

Issuance of common stock
purchaser warrants for
licensing rights	-	-	93,694	-	-	93,694

Foreign currency
translation adjustment	-	-	-	-	12,037	12,037

Net loss for year	-	-	-	(59,998)	-	(59,998)

Balance, September 30, 2006	28,223,886	$283	$6,572,444	$(5,422,818)	$12,037	$1,161,946

(The accompanying notes are an integral part of these consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended September 30, 2006 and 2005 and the Period from Re-
entering the Development Stage Through to September 30, 2006

			(Note 1)
			Period from
			Re-entering the
			Development Stage
		Restated	Through to
		(Note 3)	Sep. 30,
	2006	2005	2006
Cash Flows from Operating Activities
Loss from continuing operations	$(74,506)	$(19,011)	$(93,517)
Amortization expense	-	-	-
	(74,506)	(19,011)	(93,517)
Changes in non-cash working capital
Accounts receivable	(5,847)	-	(5,847)
Advances from related party	68,250	83,837	152,087
Accounts payable	20,913	-	20,913
Accrued liabilities	15,431		15,431

Net cash provided by continuing operating activities	24,241	64,826	89,067
Income from discontinued operations	14,508	509,557	524,065
Non-cash foreign currency translation
adjustment (note 3)	-	315,536	315,536
	14,508	825,093	839,601
Changes in non-cash working capital
Assets of discontinued operations	-	3,100,858	3,100,858
Liabilities of discontinued operations	-	(3,990,777)	(3,900,777)

Net Cash Provided by (Used in) Discontinued Operating
Activities	14,508	(64,826)	(50,318)

Cash Flows from Investing Activities
Acquisition of licensing rights	(23,727)	-	(23,727)

Net Cash Used in Investing Activities	(23,727)	-	(23,727)

Cash Flows from Financing Activities
Issuance of common stock	-	-	-

Net Cash Provided by Financing Activities	-	-	-

Effect of Exchange Rate Changes	12,037	-	12,037
Net Increase in Cash	27,059	-	27,509
Cash - beginning of year	-	-	-

Cash - end of year	$27,059	$-	$27,059

Supplemental Disclosures of Cash Flow Information
Cash paid for interest and income taxes	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

1.	Nature of Business and Basis of Presentation and Development Stage Activities

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of KTI included those of KTNA for all periods shown and those of the KTI since the date of the reverse acquisition.

KTNA and KTA were engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures. KTNA granted credit, on an unsecured basis, to distributors and installers located throughout the United States.

On December 15, 2004, KTI entered into an agreement to sell all of its interest in KTNA and the fixed assets of its subsidiary, KTA. KTI is no longer engaged in the business of manufacturing, distributing or selling electronic ballasts and is considered to have re-entered the development stage at December 15, 2004.

On June 13, 2006, KTI announced it would implement a new corporate strategy focusing on horseracing track development opportunities. An agreement was signed on June 19, 2006 to buy exclusive rights for a racetrack and casino (racino) development opportunity in Saskatchewan, Canada. On July 5, 2006, KTI changed its name to Racino Royale, Inc. (“RR” or the “Company”) to reflect its intention to engage in the business of owning or leasing race-courses and/or conduct horse-races.

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

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

1.	Nature of Business and Basis of Presentation (cont’d)

Going Concern (cont’d)

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $74,506 (2005 - $19,011) a working capital deficiency of $155,525 as at September 30, 2006 ($83,837 as at September 30, 2005). The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company as described in note 1 and its newly formed wholly owned subsidiary 6584292 Canada Inc.. All material intercompany balances and transactions have been eliminated.

b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

c)	Licensing Rights

Licensing rights are recorded at cost and are considered to have a perpetual life. Licensing rights are tested for impairment on a periodic basis or when events or circumstances dictate.

d)	Revenue Recognition

The Company currently derives its revenues from the conduct of horse-races. Revenues are primarily grants received from the government to subsidize the horse-races and to a much lesser extent from parimutuel wagering.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

d)	Revenue Recognition (cont’d)

Revenues are recognized upon approval by regulatory authority as a result grant income is recognized subsequent to the race date whereas wagering revenues are recognized on the race date.

e)	Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s foreign subsidiary’s functional currency is the Canadian dollar. All assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars using the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average rate of exchange prevailing throughout the period. Translation adjustments are reflected as a separate component of stockholders' deficit in accumulated other comprehensive loss for the period.

f)	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated financial statements of operations, and consists of unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and charges in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 130. requires only additional disclosures in the consolidated financial statements and does not affect the Company’s consolidated financial position or results of operations.

g)	Advertising Costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7.

h)	Use of Estimates

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

	i)	Long-Lived Asset Impairment

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded.

	j)	Fair Value of Financial Instruments

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivables, and accounts payable and accrued expenses, the carrying value of which approximate fair value due to the current maturity of these items.

	k)	Earnings (loss) Per Share

The Company accounts for earnings (loss) per share under the provisions of SFAS No. 28, “Earnings (Loss) Per Share”, which requires a dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same because no options, warrants or convertible preferred stock have been issued.

	l)	Stock Based Compensation

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

	m)	Income Taxes

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

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont’d)

n)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (“SFAS No. 156”). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In June 2006 FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” ("SFAS No. 109"). FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements In Current Year Financial Statements”, SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending September 30, 2007. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157"), which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87 “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS No. 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

3.	Restatement of Prior Year Financial Statements – Correction of an Error

In 2006, it was determined that the Company had inadvertently excluded the accumulated comprehensive loss from the determination of discontinued operations in 2005. The accumulated comprehensive loss primarily included foreign currency translation adjustments. As a result, the September 30, 2005 figures, presented for comparative purposes, have been restated from those previously reported, in order to properly account for the error. The effect on the consolidated statement of operations and comprehensive loss and the consolidated balance sheet for the year ended September 30, 2005 is as follows:

	As previously Reported	Increase / (Decrease)	Restated
Consolidated Statement of Operations and Comprehensive Loss

Income from discontinued operations, net of income taxes	825,093	(315,536)	509,557
Net (loss) income	806,082	(315,536)	490,546

Earnings per weighted average number of shares outstanding during the year	0.03	(0.01)	0.02

Consolidated Balance Sheet:

Accumulated Comprehensive Loss	(315,536)	315,536	-
Accumulated Deficit	(5,047,284)	(315,536)	(5,362,820)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

4.	Licensing Rights

On June 14, 2006, the Company acquired the exclusive rights for a racetrack development opportunity in Saskatchewan, Canada

Licensing rights were valued as follows:

Cash	$22,727
Capital stock issuance (5,000,000 shares at $0.24 per share)	1,200,050
Warrants	93,694
Legal costs	1,000

Total	$1,317,471

The warrants are exercisable at $0.10 per share, expiring in three yeas from the date of issuance.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions used:

Dividend yield	0.0%
Expected volatility	106%
Risk-free interest rate	4.3%
Expected lives	3 years

5.	Advances from Related Party

Advances are non-interest bearing, unsecured and have no specified terms of repayment and are payable to the parent company.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

6.	Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of RR, the legal parent. RR has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 28,223,886 shares are issued and outstanding as of September 30, 2006 (23,223,886 as at September 30, 2005).

On June 19, 2006, RR issued 5,000,000 common shares and 500,000 common share purchase warrants of RR, exercisable at $0.10 per share expiring in three years, for the acquisition of licensing rights as described in Note 1 and 4.

The Company has never had a stock option plan. Therefore, there are no stock options outstanding as of September 30, 2006 and the Company has not recorded any stock-based compensation in the current or any prior periods.

7.	Discontinued Operations

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

As such, the operations of KTNA and KTA are presented in the consolidated financial statements as discontinued operations.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

7.	Discontinued Operations (cont’d)

		Restated
		(note 3)
	2006	2005
Revenues of discontinued operations	$-	$-

Loss on discontinued operations,	$14,508	$(64,826)
Gain on disposal of assets of discontinued operations	-	574,383
Income taxes	-	-
	$14,508	$509,557

There were no assets or liabilities of discontinued operations presented in the consolidated balance sheets for the years ended September 30, 2006 and 2005.

8.	Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

		Restated
		(note 3)
	2006	2005
Expected income tax expense (recovery) at the statutory rate of 24.5% (2005 - 15%)	$(14,702)	$73,582

Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-

	(14,702)	73,582
Changes in valuation allowance	14,702	(73,582)

Provision for income taxes	$-	$-

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

8.	Income Taxes (cont’d)

The components of deferred income taxes are as follows:

		Restated
		(note 3)
	2006	2005

Deferred income tax liabilities
Net operating loss carryforwards	$80,620	$65,918

Valuation allowance	(80,620)	(65,918)
Deferred income taxes	$-	$-

The Company has tax losses available to be applied against future years income. Due to the losses incurred from a predecessor business and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized in timely manner, through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As at September 30, 2006, the Company had approximately $499,455 (2005 – 439,457) of Federal and State net operating loss carryovers available to offset future taxable income, such carryovers expire in various years.

9.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the year, administrative expenses of $82,235 and licensing rights of $25,000 were paid on behalf of the Company by the parent company. The Company is economically dependent upon its parent company for ongoing financing needs of the business.

Payables to KTNA in the amount of $14,508 were written off as a component of discontinued operations in the year.

10.	Comparative Information

Certain comparative figures have been reclassified in order to conform with the current year's presentation.