Form 10QSB
period 2006-12-31
RACINO ROYALE, INC.
filed 2007-02-15
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

As of December 31, 2006, the Registrant had 28,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

RACINO ROYALE, INC.

INDEX

                                                                                                                                                                                                                      PAGE

PART I -  FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF  DECEMBER 31, 2006        3

CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME FOR THE
PERIODS ENDED DECEMBER 31, 2006 AND 2005                    4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
DEFICIENCY AS OF DECEMBER 31, 2006                                 5

CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE SIX MONTHS ENDED
DECEMBER 31, 2006 AND 2005                         6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                                                                                     16

ITEM 3.    CONTROLS AND PROCEDURES                                                                                                              17

PART II -  OTHER INFORMATION                                                    18

ITEM 1.    LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I -  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2006 and September 30, 2006
(Unaudited)

	Dec. 31	Sep. 30
	2006	2006
	(Unaudited)	(Audited)

ASSETS
Current
Cash and cash equivalents	$5,611	$27,059
Accounts receivable	1,619	5,847
Total Current Assets	7,230	32,906
Other Long-Term
Licensing rights (note 3)	1,317,471	1,317,471
Total Long-Term Assets	1,317,471	1,317,471
Total Assets	$1,324,701	$1,350,377
LIABILITIES
Current
Advances from related party (note 4)	$173,692	$152,087
Accounts payable	520	20,913
Accrued liabilities	20,154	15,431
Total Current Liabilities	194,366	188,431
Total Liabilities	194,366	188,431
STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Common stock, $0.00001 par value per share; 100,000,000 shares authorized; 28,223,886 (Sep. 2006 - 28,223,886) shares issued and outstanding	283	283
Additional Paid-In Capital	6,572,444	6,572,444
Accumulated Comprehensive Loss	10,699	12,037
Deficit Accumulated Through The Development Stage
(Sep. 2006 - $123,790; Dec. 2005 - $93,517) and
Accumulated Deficit	(5,453,091)	(5,422,818)
Total Stockholders' Equity	1,130,355	1,161,946
Total Liabilities and Stockholders' Equity	$1,324,701	$1,350,377

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
Quarters Ended December 31, 2006 and 2005 and the Period from
Re-entering the Development Stage Through to December 31, 2006
(Unaudited)

	2006 Unaudited	2005 Unaudited	(Note 1) Period from Re-entering the Development Stage Through to Dec. 31,2006 (Unaudited)
Revenues
Provincial grant income	-	$-	$96,347
Parimutuel betting income	-	-	19,018
Miscellaneous income	-	-	571
Total Revenues	-	-	115,936
Cost of Revenues
Purses and awards	-	-	60,177
Bets paid out	-	-	12,539
Total Cost of Revenues	-	-	72,716
Gross Margin	-	-	43,220
Expenses
General and administrative	30,273	10,139	167,010
Total Expenses	30,273	10,139	167,010
Loss from Continuing Operations	(30,273)	(10,139)	(123,790)

Income from Discontinued Operations, Net of Income Taxes (note 7)	-	-	524,065

(Loss) Income Before Income Taxes	(30,273)	(10,139)	400,275
Provision for income taxes (note 8)	-	-	-

Net (Loss) Income	(30,273)	(10,139)	400,275
Foreign currency translation adjustment	(1,338)	-	10,699
Comprehensive (Loss) Income	$(31,611)	$(10,139)	$410,974

Earnings Per Weighted Average Number Of Shares Outstanding During the Year
Basic and Diluted
Income from continuing operations	$-	$-
Net income	$-	$-

Weighted Average Number of Common Shares Outstanding During the Year
Basic	28,223,886	23,223,886
Diluted	28,233,886	23,223,886

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
December 31, 2006
(Unaudited)

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,362,820)	$-	$(83,837)
Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050
Issuance of common stock purchaser warrants for licensing rights	-	-	93,694	-	-	93,694
Foreign currency translation adjustment	-	-	-	-	12,037	12,037
Net loss for year	-	-	-	(59,998)	-	(59,998)
Balance, September 30, 2006	28,223,886	$283	$6,572,444	$(5,422,818)	$12,037	$1,161,946
Net loss for the quarter	-	-	-	(30,273)	-	(30,273)
Foreign currency translation adjustment	-	-	-	-	(1,338)	(1,338)
Balance, December 31, 2006	28,223,886	283	6,572,444	(5,453,091)	10,699	1,130,335

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Quarters Ended December 31, 2006 and 2005 and the Period from Re-entering the Development Stage Through to December 31, 2006
(Unaudited)

			(Note 1)
			Period from
			Re-entering the
			Development Stage
			Through to
			Dec. 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Loss from continuing operations	$(30,273)	$(10,139)	$(123,790)
Amortization expense	-	-	-
	(30,273)	(10,139)	(123,790)
Changes in non-cash working capital
Accounts receivable	4,228	-	(1,619)
Advances from related party	21,605	10,139	173,692
Accounts payable	(20,393)	-	520
Accrued liabilities	4,723	-	20,1254

Net Cash (Used in) Provided by Continuing Operating Activities	(20,110)	-	68,957

Income from discontinued operations	-	-	524,065
Non-cash foreign currency translation adjustment (note 3)	-	-	315,536
	-	-	839,601
Changes in non-cash working capital
Assets of discontinued operations	-	-	3,100,858
Liabilities of discontinued operations	-	-	(3,900,777)

Net Cash Used in Discontinued Operating
Activities	-	-	(50,318)

Cash Flows from Investing Activities
Acquisition of licensing rights	-	-	(23,727)

Net Cash Used in Investing Activities	-	-	(23,727)

Cash Flows from Financing Activities
Issuance of common stock	-	-	-

Net Cash Provided by Financing Activities	-	-	-

Effect of Exchange Rate Changes	(1,337)		10,699
Net Increase (Decrease) in Cash	(21,448)	-	5,611
Cash - beginning of year	27,059	-	-

Cash - end of quarter	$5,611	$-	$5,611
Supplemental Disclosures of Cash Flow Information
Cash paid for interest and income taxes	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

1. Nature of Business and Basis of Presentation and Development Stage Activities

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On December 12, 2001, the Company changed its name to K-Tronik International Corp. ("KTI").

By agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik International Corporation, a Nevada corporation, in exchange for 100% interest in K-Tronik Asia Corporation ("KTA"), a Korean corporation. In connection with this transaction, K-Tronik Int'l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. ("KTNA").

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, in accordance with accounting principles generally accepted in the United States of America.

The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and contingencies in the normal course of operations.

1.	Nature of Business and Basis of Presentation (cont’d)

Going Concern (cont’d)

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $30,273 (2005 - $10,139), and a working capital deficiency of $187,136 as at December 31, 2006 ($155,525 as at September 30, 2006). The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

2. Summary of Significant Accounting Policies

                           The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.  There have been no significant changes of accounting policies since September 30, 2006.  These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission.

3. Licensing Rights

     On June 14, 2006, the Company acquired the exclusive rights for a racetrack development opportunity in Saskatchewan, Canada

Licensing rights were valued as follows:

Cash                         $     22,727
    Capital stock issuance
    (5,000,000 shares at $0.24 per share)                  1,200,000
    Capital stock issuance (5,000,000 shares at
    $0.00001 per share)                      50
Warrants                          93,694
Legal costs                            1,000

Total                                                                         $1,317,471

The warrants are exercisable at $0.10 per share, expiring in three years from the date of issuance.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions used:

Dividend yield   0.0%
Expected volatility         106%
Risk-free interest rate     4.3%
Expected lives   3 years

4. Advances from Related Party

Advances are non-interest bearing, unsecured and have no specified terms of repayment and are payable to the parent company.

5. Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of RR, the legal parent. RR has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 28,223,886 shares are issued and outstanding as of December 31, 2006 (28,223,886 as at September 30, 2006).

On June 19, 2006, in addition to issuing 5,000,000 common shares included above, RR issued 500,000 common share purchase warrants, exercisable at $0.10 per share expiring in three years, for the acquisition of licensing rights as described in Note 1 and 3.

The Company has never had a stock option plan. Therefore, there are no stock options outstanding as of December 31, 2006 and the Company has not recorded any stock-based compensation in the current or any prior periods.

6.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the quarter, administrative expenses of $17,546 (December 31, 2005 - $10,139) were paid on behalf of the Company by the parent company. The Company is economically dependent upon its parent company for ongoing financing needs of the business.

7. Comparative Information

Certain comparative figures have been reclassified in order to conform with the current period’s presentation.

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

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Reort on Form 10QSB.

Results of Operation:

The quarter ended December 31, 2006 (the “2007 period”) compared to the year ended December 31, 2005 (“2006 period”).

Net Sales

The Company reported net sales of nil for the 2007 period. There were nil sales for the 2006 period, as the Company did not have an active business, due to the sale of the previous ballast business.

Gross Profit

The Company’s gross profit was nil in the 2007 period. There was nil gross profit in the 2006 period as a result of the above factors that resulted in nil sales.

General and Administrative

General and administrative (G&A) expenses increased to $30,273 in the 2007 period, versus the prior year total of $10,139. The increase is primarily due to higher accounting fees and consulting fees that were not present relative to the prior year period.

Operating Loss

The loss from continuing operations increased to $30,273 in the 2007 period from $10,139 in the 2006 period due directly to the increased costs incurred in the period as discussed above.

Interest and Other Expenses

The Company reported interest and other expenses of nil for the 2007 and 2006 periods, as they are minor and as such, have been combined with G&A.

Net Income

For the reasons stated above the Company reported net loss of $31,611 for the 2007 period compared to net loss of $10,139 for the prior year period.

Liquidity and Capital Resources

At December 31, 2006, the Company had working capital deficit of $187,136, and cash and cash equivalents of $5,611 as compared to working capital deficit of $93,976 and cash and cash equivalents of nil at December 31, 2005. The decrease in working capital was primarily attributed to the advances made by the parent company on behalf of the Company.

Net cash used in continuing operating activities was $20,110 for the 2007 period as compared to nil during the 2006 period. The decrease was primarily due to higher loss from continuing operations reported in the 2007 period.

Net cash used in investing activities was nil for both the 2007 and 2006 periods. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

31.1 Section 302 Certification of Chief Executive Officer

31.2 Section 302 Certification of Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer

32.2 Section 906 Certification of Chief Financial Officer

(b)  Reports on Form 8-K:

November 9, 2006 - the Company announced it attained an irrevocable option to acquire Tartan Downs Raceway in Sydney, Nova Scotia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                       RACINO ROYALE, INC.

Dated: February 14, 2007                                                                                         By: /s/ John Simmonds
                                                                                                                                                                        John Simmonds, Director,President
                                                                                                                                                                        and Chief Executive Officer