Form 10QSB/A
period 2006-12-31
RACINO ROYALE, INC.
filed 2007-02-21
CIK 1125053

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

INTRODUCTORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-QSB for the Quarter Ended December 31, 2006, which was originally filed on February 15, 2007, to correct  for formatting errors in html that appeared in the document.

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

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2006 and September 30, 2006
(Unaudited)

	Dec. 31	Sep. 30
	2006	2006
	(Unaudited)	(Audited)

ASSETS
Current
Cash and cash equivalents	$5,611	$27,059
Accounts receivable	1,619	5,847
Total Current Assets	7,230	32,906
Other Long-Term
Licensing rights (note 3)	1,317,471	1,317,471
Total Long-Term Assets	1,317,471	1,317,471
Total Assets	$1,324,701	$1,350,377
LIABILITIES
Current
Advances from related party (note 4)	$173,692	$152,087
Accounts payable	520	20,913
Accrued liabilities	20,154	15,431
Total Current Liabilities	194,366	188,431
Total Liabilities	194,366	188,431
STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Common stock, $0.00001 par value per share; 100,000,000 shares authorized; 28,223,886 (Sep. 2006 - 28,223,886) shares issued and outstanding	283	283
Additional Paid-In Capital	6,572,444	6,572,444
Accumulated Comprehensive Gain	10,699	12,037
Deficit Accumulated Through The Development Stage
(Sep. 2006 - $123,790; Dec. 2005 - $93,517) and
Accumulated Deficit	(5,453,091)	(5,422,818)
Total Stockholders' Equity	1,130,355	1,161,946
Total Liabilities and Stockholders' Equity	$1,324,701	$1,350,377

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
Quarters Ended December 31, 2006 and 2005 and the Period from
Re-entering the Development Stage Through to December 31, 2006
(Unaudited)

	2006 Unaudited	2005 Unaudited	(Note 1) Period from Re-entering the Development Stage Through to Dec. 31,2006 (Unaudited)
Revenues
Provincial grant income	$-	$-	$96,347
Parimutuel betting income	-	-	19,018
Miscellaneous income	-	-	571
Total Revenues	-	-	115,936
Cost of Revenues
Purses and awards	-	-	60,177
Bets paid out	-	-	12,539
Total Cost of Revenues	-	-	72,716
Gross Margin	-	-	43,220
Expenses
General and administrative (note 6)	30,273	10,139	167,010
Total Expenses	30,273	10,139	167,010
Loss from Continuing Operations	(30,273)	(10,139)	(123,790)

Income from Discontinued Operations, Net of Income Taxes	-	-	524,065

(Loss) Income Before Income Taxes	(30,273)	(10,139)	400,275
Provision for income taxes	-	-	-

Net (Loss) Income	(30,273)	(10,139)	400,275
Foreign currency translation adjustment	(1,338)	-	10,699
Comprehensive (Loss) Income	$(31,611)	$(10,139)	$410,974

Earnings Per Weighted Average Number Of Shares Outstanding During the Period
Basic and Diluted
Income from continuing operations	$-	$-
Net income	$-	$-

Weighted Average Number of Common Shares Outstanding During the Period
Basic	28,223,886	23,223,886
Diluted	28,233,886	23,223,886

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity
December 31, 2006
(Unaudited)

			Additional		Accumulated
	Number of		Paid in	Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,362,820)	$-	$(83,837)
Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050
Issuance of common stock purchaser warrants for licensing rights	-	-	93,694	-	-	93,694
Foreign currency translation adjustment	-	-	-	-	12,037	12,037
Net loss for year	-	-	-	(59,998)	-	(59,998)
Balance, September 30, 2006	28,223,886	283	6,572,444	(5,422,818)	12,037	1,161,946
Net loss for the quarter	-	-	-	(30,273)	-	(30,273)
Foreign currency translation adjustment	-	-	-	-	(1,338)	(1,338)
Balance, December 31, 2006	28,223,886	$283	$6,572,444	$(5,453,091)	$10,699	$1,130,335

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Quarters Ended December 31, 2006 and 2005 and the Period from Re-entering the Development Stage Through to December 31, 2006
(Unaudited)

			(Note 1)
			Period from
			Re-entering the
			Development Stage
			Through to
			Dec. 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Loss from continuing operations	$(30,273)	$(10,139)	$(123,790)
Amortization expense	-	-	-
	(30,273)	(10,139)	(123,790)
Changes in non-cash working capital
Accounts receivable	4,228	-	(1,619)
Advances from related party	21,605	10,139	173,692
Accounts payable	(20,393)	-	520
Accrued liabilities	4,723	-	20,154

Net Cash (Used in) Provided by Continuing Operating Activities	(20,110)	-	68,957

Income from discontinued operations	-	-	524,065
Non-cash foreign currency translation adjustment	-	-	315,536
	-	-	839,601
Changes in non-cash working capital
Assets of discontinued operations	-	-	3,100,858
Liabilities of discontinued operations	-	-	(3,990,777)

Net Cash Used in Discontinued Operating
Activities	-	-	(50,318)

Cash Flows from Investing Activities
Acquisition of licensing rights	-	-	(23,727)

Net Cash Used in Investing Activities	-	-	(23,727)

Cash Flows from Financing Activities
Issuance of common stock	-	-	-

Net Cash Provided by Financing Activities	-	-	-

Effect of Exchange Rate Changes	(1,338)		10,699
Net Increase (Decrease) in Cash	(21,448)	-	5,611
Cash - beginning of year	27,059	-	-

Cash - end of quarter	$5,611	$-	$5,611
Supplemental Disclosures of Cash Flow Information
Cash paid for interest and income taxes	$-	$-	$-

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Report on Form 10QSB.

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