Form 10QSB
period 2007-03-31
RACINO ROYALE, INC.
filed 2007-05-14
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2007 and September 30, 2006

	Mar.31,	Sep. 30,
	2007	2006
	(Unaudited)	(Unaudited	)

ASSETS

Current
Cash	$1,886	$27,059
Accounts Receivable	2,385	5,847

Total Current Assets	4,271	32,906

Licensing Rights (note 3)	1,317,471	1,317,471

Total Assets	$1,321,742	$1,350,377

LIABILITIES

Current
Advances form related party (note 4)	$197,127	$152,087
Accounts payable	1,030	20,913
Accrued liabilities	17,561	15,431

Total Current Liabilities	215,718	188,431

Total Liabilities	215,718	188,431

STOCKHOLDERS' EQUITY

Capital Stock (note 5)
Common stock, $0.00001 par value per share;
100,000 shares authorized; 28,223,886
(Sep. 2006 - 28,223,886) shares issued and
outstanding	283	283

Additional Paid-In Capital	6,572,444	6,572,444

Accumulated Comprehensive Income	10,509	12,037

Accumulated Deficit and Deficit Accumulated
Through the Development Stage
(Mar. 2007- $147,911; Sep. 2006 - $93,517)	(5,477,212)	(5,422,818)

Total Stockholder' Equity	1,106,024	1,161,946

Total Liabilities and Stockholders' Equity	$1,321,742	$1,350,377

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
for the Three Months and Six Months Ended March 31, 2007 and 2006
and the Period from Re-entering the Development Stage Through to March 31, 2007
(Unaudited)

					(Note 1)
					Period from
					Re-entering the
	2007	2007	2006	2006	Development Stage
	(Three	(Six	(Three	(Six	Through to Mar. 31,
	Months)	Months )	Months )	Months )	2007
Revenues
Provincial grant income	$-	$-	$-	$-	$96,347
Parimutel betting income	-	-	-	-	19,018
Miscellaneous income	-	-	-	-	571

Total Revenues	-	-	-	-	115,936

Cost of Revenues
Purses and awards	-	-	-	-	60,177
Bets paid out	-	-	-	-	12,539

Total Cost of Revenues	-	-	-	-	72,716

Gross Margin	-	-	-	-	43,220

Expenses
General and administrative (note 6)	24,121	54,394	815	10,954	191,131

Total Expenses	24,121	54,394	815	10,954	191,131

(Loss) Income Before Income Taxes	(24,121)	(54,394)	(815)	(10,954)	(147,911)
Provision for income taxes	-	-	-	-	-

Loss from Continuing Operations	(24,121)	(54,394)	(815)	(10,954)	(147,911)

Income from Discontinued Operations,
Net of Income Taxes	-	-	-	-	524,065

Net (Loss) Income	(24,121)	(54,394)	(815)	(10,954)	376,154
Foreign currency translation adjustment	(1,332)	(1,528)	-	-	10,509

Comprehensive (Loss) Income	$(25,453)	$(55,922)	$(815)	$(10,954)	$386,663

Loss Per Weighted Average Number
Of Shares Outstanding During The Period

Basic and Diluted

Continuing operations	$-	$-	$-	$-

Net loss	$-	$-	$-	$-

Weighted Average Number of
Common Shares Outstanding During the
Period

Basic and diluted	28,223,886	28,223,886	23,223,886	23,223,886

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months and Six Months Ended March 31, 2007 and 2006 and the Period from Re-entering the Development Stage Through to March 31, 2007
(Unaudited)

				Accumulated
				Deficit
				and Deficit
				Accumulated
			Additional	Through the	Accumulated	Total
	Number of		Paid-In	Development	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stage	Income	Equity

Balance, September 30, 2005	23,223,886	233	5,278,750	(5,362,820)	-	(83,837)

Issuance of common stock
for licensing rights	5,000,000	50	1,200,000	-	-	120,000,050

Issuance of common stock
purchase warrants for
licensing rights	-	-	93,694	-	-	93,694

Foreign currency
translation adjustment	-	-	-	-	12,037	12,037

Net loss for year	-	-	-	(59,998)	-	(59,998)

Balance, September 30, 2006	28,223,886	283	6,572,444	(5,422,818)	12,037	1,161,946

Net loss for the six month
period	-	-	-	(54,394)	-	(54,394)

Foreign currency translation
adjustment	-	-	-	-	(1,528)	(1,528)

Balance, March 31, 2007	28,223,886	283	6,572,444	(5,477,212)	10,509	1,106,024

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2007 and 2006 and the Period from
Re-entering the Development Stage Through to March 31, 2007
(Unaudited)

			(Note 1)
			Period from
			Re-entering the
			Development Stage
			Through to
			Mar 31,
	2007	2006	2007
Cash Flows from Operating Activities
Loss from continuing operations	$(54,394)	$(815)	$(147,911)

Changes in non‑cash working capital:
Accounts receivable	3,462	-	(2,385)
Advances from related party	45,040	815	197,127
Accounts payable	(19,883)	-	1,030
Accrued liabilities	2,130	-	17,561

Net Cash (Used in) Provided by Continuing
Operating Activities	(23,645)	-	65,422
Income from discontinued operations	-		524,065
Non-cash foreign currency translation adjustment	-	-	315,536
			839,601
Changes in non‑cash working capital:
Assets of discontinued operations	-	-	3,100,858
Liabilities of discontinued operations	-	-	(3,990,777)

Net Cash Used in Discontinued Operating
Activities	-	-	(50,318)

Cash Flows from Investing Activities
Acquisition of licensing rights	-	-	(23,727)

Net Cash Used in Investing Activities	-	-	(23,727)

Effect of Exchange Rate Changes	(1,528)	-	10,509

Net (Decrease) Increase in Cash	(25,173)	-	1,886

Cash ‑ Beginning of Period	27,059	-	-
Cash ‑ End of Period	$1,886	$-	$1,886

Supplemental Disclosures of Cash Flow
Information
Cash paid for interest and income taxes	$-	$-	$-

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

On June 13, 2006, KTI announced it would implement a new corporate strategy focusing on horseracing track development opportunities. An agreement was signed on June 19, 2006 to buy exclusive rights for a racetrack and casino (racino) development opportunity in Saskatchewan, Canada. On July 5, 2006, KTI changed its name to Racino Royale, Inc. (“RR”) to reflect its intention to engage in the business of owning or leasing race-courses and/or conduct horse-races.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, in accordance with accounting principles generally accepted in the United States of America.

The going concern basis of presentation assumes that Racino Royale, Inc. and its subsidiary (the “Company”) will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and contingencies in the normal course of operations.

1.	Nature of Business and Basis of Presentation (cont’d)

Going Concern (cont’d)

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $54,394 (2006 - $10,954), and a working capital deficiency of $211,447 as at March 31, 2007 ($155,525 as at September 30, 2006). The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity. The outcome of these matters cannot be predicted at this time.

The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

2.	Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.  There have been no significant changes of accounting policies since September 30, 2006.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission.

3.	Licensing Rights

On June 14, 2006, the Company acquired the exclusive rights for a racetrack development opportunity in Saskatchewan, Canada.

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

5. Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of RR, the legal parent. RR has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 28,223,886 shares are issued and outstanding as of March 31, 2007 (28,223,886 as at September 30, 2006).

On June 19, 2006, in addition to issuing 5,000,000 common shares included above, RR issued 500,000 common share purchase warrants, exercisable at $0.10 per share expiring in three years, for the acquisition of licensing rights as described in Note 1 and 3.

The Company has never had a stock option plan, therefore, there are no stock options outstanding as of March 31, 2007. The Company has not recorded any stock-based compensation in the current or any prior periods.

6.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the six months, administrative expenses of $45,040 (March 31, 2006 - $10,954) were paid on behalf of the Company by the parent company. The Company is economically dependent upon its parent company for ongoing financing needs of the business.

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

Results of Operation:

The quarter ended March 31, 2007 (the “2007 period”) compared to the quarter ended March 31, 2006 (“2006 period”).

Net Sales

The Company reported net sales of nil for the 2007 period. There were nil sales for the 2006 period, as the Company did not have an active business.

 Gross Profit

The Company’s gross profit was nil in the 2007 period. There was nil gross profit in the 2006 period as a result of the above factors that resulted in nil sales.

General and Administrative

General and Administrative (G&A) expenses increased to $24,121 in the 2007 quarter, versus the prior year total of $815, due to increased travel. On a year to date basis, G&A expenses totaled $54,394 for 2007 period versus $10,954 in the previous year.

Operating Loss

The loss from continuing operations increased to $24,121 in the 2007 quarter from $815 in the 2006 period due directly to the increased G&A costs incurred in the period as discussed above. On a year to date basis, the loss from continuing operations increased to $54,394 for the 2007 period from $10,954 in the previous year.

Interest and Other Expenses

The Company reported interest and other expenses of nil for the 2007 and 2006 periods, as they are immaterial and as such, have been combined with G&A.

Net Income

For the reasons stated above, the Company reported a net loss of $24,121 for the 2007 quarter as compared to net loss of $815 for the prior year period. On a year to date basis the net loss increased to $54,394 from $10,654 in the previous year.

Liquidity and Capital Resources

At March 31, 2007, the Company had working capital deficit of $211,447, and cash of $1,886 as compared to working capital deficit of $94,791 and cash and cash equivalents of nil at March 31, 2006. The decrease in working capital was primarily attributed to the advances made by the parent company on behalf of the Company.

Net cash used in continuing operating activities was $23,645 for the 2007 period as compared to nil during the 2006 period. The decrease was primarily due to reduction in trade payables during the 2007 period.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

           RACINO ROYALE, INC.
Dated: May 11, 2007      By: /s/ John Simmonds
   John Simmonds, Director, President
    and Chief Executive Officer