Form 10QSB/A
period 2007-03-31
RACINO ROYALE, INC.
filed 2007-05-14
CIK 1125053

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of March 31, 2007, the Registrant had 28,223,866 shares of common stock issued and outstanding.

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

(UNAUDITED)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2007 and September 30, 2006

	Mar.31,	Sep. 30,
	2007	2006
	(Unaudited)	(Audited	)

ASSETS

Current
Cash	$1,886	$27,059
Accounts Receivable	2,385	5,847

Total Current Assets	4,271	32,906

Licensing Rights (note 3)	1,317,471	1,317,471

Total Assets	$1,321,742	$1,350,377

LIABILITIES

Current
Advances form related party (note 4)	$197,127	$152,087
Accounts payable	1,030	20,913
Accrued liabilities	17,561	15,431

Total Current Liabilities	215,718	188,431

Total Liabilities	215,718	188,431

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