Form 10QSB
period 2007-08-13
RACINO ROYALE, INC.
filed 2007-08-14
CIK 1125053

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]    No [  ]

As of August 14, 2007, the Registrant had 28,223,866 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [  ]  No [x]

	RACINO ROYALE, INC.

	INDEX
		PAGE

PART I -	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED CONSOLIDATED BALANCE SHEET AS OF
	JUNE 30,2007	4

	CONDENSED CONSOLIDATED STATEMENTS OF
	OPERATIONS AND COMPREHENSIVE LOSS FOR THE
	PERIODS ENDED JUNE 30, 2007 AND 2006	5

	CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
	DEFICIENCY AS OF JUNE 30, 2007	6

	CONDENSED CONSOLIDATED STATEMENTS OF CASH
	FLOWS FOR THE NINE MONTHS ENDED
	JUNE 30, 2007 AND 2006	7

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	CONTROLS AND PROCEDURES	14

PART II -	OTHER INFORMATION	14

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K SIGNATURES

FORMERLY K–TRONIK INTERNATIONAL CORP.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

CONTENTS

Condensed Consolidated Balance Sheet	4

Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Condensed Consolidated Statement of Stockholder's Equity	6

Condensed Consolidated Statement of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 -10

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2007 and September 30, 2006

	Jun.30,	Sep. 30,
	2007	2006
	(Unaudited)	(Unaudited)

ASSETS

Current
Cash	$450	$27,059
Accounts Receivable	2,589	5,847

Total Current Assets	3,039	32,906

Licensing Rights (note 4)	1,317,471	1,317,471

Total Assets	$1,320,510	$1,350,377

LIABILITIES

Current
Advances form related party (note 5)	$218,032	$152,087
Accounts payable	22,258	20,913
Accrued liabilities	12,372	15,431

Total Current Liabilities	252,662	188,431

Total Liabilities	252,662	188,431

STOCKHOLDERS' EQUITY

Capital Stock (note 6)
Common stock, $0.00001 par value per share;
100,000 shares authorized; 28,223,886
(Sep. 2006 - 28,223,886) shares issued and
outstanding	283	283

Additional Paid-In Capital	6,572,444	6,572,444

Accumulated Comprehensive Income	5,573	12,037

Accumulated Deficit and Deficit Accumulated
Through the Development Stage	(5,510,452)	(5,422,818)
(June 2007- $181,151; Sep. 2006 - $93,517)

Total Stockholder' Equity	1,067,848	1,161,946

Total Liabilities and Stockholders' Equity	$1,320,510	$1,350,377

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
for the Three Months and Nine Months Ended June 30, 2007 and 2006
and the Period from Re-entering the Development Stage
Through to June 30, 2007

					(Note 1)
					Period from
					Re-entering the
	2,007	2,007	2,006	2,006	Development Stage
	(Three	(Nine	(Three	(Nine	Through to June 30,
	Months)	Months)	Months)	Months)	2007
Revenues
Provincial grant income	$-	$-	$-	$-	$96,347
Parimutel betting income	-	-	-	-	19,018
Miscellaneous income	-	-	-	-	571

Total Revenues	-	-	-	-	115,936

Cost of Revenues
Purses and awards	-	-	-	-	60,177
Bets paid out	-	-	-	-	12,539

Total Cost of Revenues	-	-	-	-	72,716

Gross Margin	-	-	-	-	43,220

Expenses
General and administrative	33,240	87,634	3,626	14,580	224,371
Expenses recovered	-	-	(14,508)	(14,508)	-

Total Expenses	33,240	87,634	(10,882)	72	224,371

(Loss) Income Before Income Taxes	(33,240)	(87,634)	10,882	(72)	(181,151)
Provision for income taxes	-	-	-	-	-

Loss from Continuing Operations	(33,240)	(87,634)	10,882	(72)	(181,151)

Income from Discontinued Operations,
Net of Income Taxes	-	-	-	-	524,065

Net (Loss) Income	(33,240)	(87,634)	10,882	(72)	342,914
Foreign currency translation adjustment	(4,936)	(6,464)	-	-	5,573

Comprehensive (Loss) Income	$(38,176)	$(94,098)	$10,882	$(72)	$348,487

Loss Per Weighted Average Number
Of Shares Outstanding During The Period

Basic and Diluted

Continuing operations	$-	$-	$-	$-

Net loss	$-	$-	$-	$-

Weighted Average Number of
Common Shares Outstanding During the
Period

Basic and diluted	28,223,886	28,223,886	23,223,886	23,223,886

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
for the Three Months and Nine Months Ended June 30, 2007 and 2006
and the Period from Re-entering the Development Stage
Through to June 30, 2007
(Unaudited)

				Accumulated
				Deficit
				and Deficit
				Accumulated
			Additional	Through the	Accumulated	Total
	Number of		Paid-In	Development	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stage	Income	Equity

Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,362,820)	$-	$(83,837)

Issuance of common stock
for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050

Issuance of common stock
purchase warrants for
licensing rights	-	-	93,694	-	-	93,694

Foreign currency
translation adjustment	-	-	-	-	12,037	12,037

Net loss for year	-	-	-	(59,998)	-	(59,998)

Balance, September 30, 2006	28,223,886	283	6,572,444	(5,422,818)	12,037	1,161,946

Net loss for the six month
period	-	-	-	(87,634)	-	(87,634)

Foreign currency translation
adjustment	-	-	-	-	(6,464)	(6,464)

Balance, June 30, 2007	28,223,886	$283	$6,572,444	$(5,510,452)	$5,573	$1,067,848

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2007 and 2006
and the Period from Re-entering the Development Stage
Through to June 30, 2007
(Unaudited)

			(Note 1)
			Period from
			Re-entering the
			Development Stage
			Through to
			June 30,
	2,007	2,006	2,007
Cash Flows from Operating Activities
Loss from continuing operations	$(87,634)	$10,882	$(181,151)

Changes in non‑cash working capital:
Accounts receivable	3,258	-	(2,589)
Advances from related party	65,945	10,345	218,032
Accounts payable	1,345	2,500	22,258
Accrued liabilities	(3,059)	-	12,372

Net Cash (Used in) Provided by Continuing
Operating Activities	(20,145)	23,727	68,922
Income from discontinued operations	-		524,065
Non-cash foreign currency translation adjustment	-	-	315,536
			839,601
Changes in non‑cash working capital:
Assets of discontinued operations	-	-	3,100,858
Liabilities of discontinued operations	-	-	(3,990,777)

Net Cash Used in Discontinued Operating
Activities	-	-	(50,318)

Cash Flows from Investing Activities
Acquisition of licensing rights	-	(23,727)	(23,727)

Net Cash Used in Investing Activities	-	(23,727)	(23,727)

Effect of Exchange Rate Changes	(6,464)	-	5,573

Net (Decrease) Increase in Cash	(26,609)	-	450

Cash ‑ Beginning of Period	27,059	-	-

Cash ‑ End of Period	$450	$-	$450

Supplemental Disclosures of Cash Flow
Information
Cash paid for interest and income taxes	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

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

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $87,634 (2006 - $72), and a working capital deficiency of $249,623 as at June 30, 2007 ($155,525 as at September 30, 2006).  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

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

3.  Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”(“SFAS No. 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's fiscal year 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48 which is applicable for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48-1 on the Company's consolidated financial statements.

4.  Licensing Rights

On June 14, 2006, the Company acquired the exclusive rights for a racetrack development opportunity in Saskatchewan, Canada.

Licensing rights were valued as follows:

Cash	22,727
Capital stock issuance (5,000,000
shares at $0.24 per share)	1,200,000
Capital stock issuance (5,000,000
shares at $0.00001 per share)	50
Warrants	93,694
Legal costs	1,000

Total	1,317,471

The warrants are exercisable at $0.10 per share, expiring in three years from the date of issuance.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions used:

Dividend yield	0.0%
Expected volatility	106%
Risk-free interest rate	4.3%
Expected lives	3 years

RACINO ROYALE, INC. AND SUBSIDIARY
(FORMERLY K-TRONIK INTERNATIONAL CORP.)
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2007 and 2006

5.  Advances from Related Party

Advances are non-interest bearing, unsecured, have no specified terms of repayment and are payable to a related company holding a significant equity interest in the company..

6.  Capital Stock

The legal share capital of the Company subsequent to the reverse acquisition is that of RR, the legal parent.  RR has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 28,223,886 shares are issued and outstanding as of June 30, 2007 (28,223,886 as at September 30, 2006).

On June 19, 2006, in addition to issuing 5,000,000 common shares included above, RR issued 500,000 common share purchase warrants, exercisable at $0.10 per share expiring in three years, for the acquisition of licensing rights as described in Notes 1 and 4.

The Company has never had a stock option plan, therefore, there are no stock options outstanding as of June 30, 2007.  The Company has not recorded any stock-based compensation in the current or any prior periods.

7.  Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the nine months, administrative expenses of $65,945 (June 30, 2006 - $1,126) were paid on behalf of a related company holding a significant equity interest in the Company.  The Company is economically dependent upon a related company holding a significant equity interest in the company for ongoing financing needs of the business.

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

Results of Operations For the Three Month Period Ended June 30, 2007 Compared to 2006

Net Sales

The Company reported net sales of nil for both the three month periods ended June 30, 2007 and 2006, as the Company did not have an active business.

 Gross Profit

As a result of nil sales gross profit was also nil during both the three month periods ended June 30, 2007 and 2006.

General and Administrative

General and Administrative (G&A) expenses were $33,240 during the three month period ended June 30, 2007 and $3,626 during the three month period ended June 30, 2006. The increase is attributable to year over year incremental travel expenses. During the three month period ended June 30, 2006, the Company recovered $14,508 in expenses previously recorded.

Operating Loss

The loss from continuing operations during the three month period ended June 30, 2007 was $33,240 compared to net earnings of $10,882 during the comparative period in the prior year. The change is attributable to recording the recovery of previously booked expenses in the prior period.

Interest and Other Expenses

The Company reported interest and other expenses of nil during both three month periods ended June 30, 2007 and 2006.

Net Income

The Company reported a net loss of $33,240 for the quarter ended June 30, 2007 compared to earnings of $10,882 during prior year period.

Results of Operations For the Nine Month Period Ended June 30, 2007 Compared to 2006

Net Sales

The Company reported net sales of nil for both the nine month periods ended June 30, 2007 and 2006, as the Company did not have an active business.

 Gross Profit

As a result of nil sales gross profit was also nil during both the nine month periods ended June 30, 2007 and 2006.

General and Administrative

General and Administrative (G&A) expenses were $87,634 during the nine month period ended June 30, 2007 and $14,580 during the nine month period ended June 30, 2006. The increase is attributable to year over year incremental travel expenses. During the nine month period ended June 30, 2006, the Company recovered $14,508 in expenses previously recorded.

Operating Loss

The loss from continuing operations during the nine month period ended June 30, 2007 was $87,634 compared to $72 during the comparative period in the prior year. The change is attributable to incrementally more travel expenses and recording the recovery of previously booked expenses in the prior period.

Interest and Other Expenses

The Company reported interest and other expenses of $nil during both nine month periods ended June 30, 2007 and 2006.

Net Income

The Company reported a net loss of $87,634 for the nine month period ended June 30, 2007 compared to $72 during prior year period.

Liquidity and Capital Resources

At June 30, 2007, the Company had working capital deficit of $249,623, and cash of $450 as compared to working capital deficit of $155,525 and cash and cash equivalents of $27,059 at September 30, 2006. The decrease in working capital was primarily attributed to the continuing losses of the Company.

Net cash used in continuing operating activities was $20,145 arising from the operating losses as adjusted for non-cash working capital items.

Net cash used in investing activities was $nil during the none month period ended June 30, 2007. The Company has no plans for significant equipment purchases during the fiscal year ended September 30, 2007.

The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. The Company largely relies on related parties to fund the operating losses as it develops its go forward business plan. Management is hopeful that the financial position of the Company will improve as the new business strategy unfolds. There can be no assurance that related party funding will continue on favourable terms if at all.  In the event the Company does not generate positive cash flow from future operations or cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the business operations.

Inflation

Management does not believe that inflation had a material adverse affect on the financial statements for the periods presented.

ITEM 3.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACINO ROYALE, INC.

Dated: August 14, 2007                                       By:  /s/ John G. Simmonds
John Simmonds, Director, President
and Chief Executive Officer

By:  /s/ Gary N. Hokkanen
Gary N. Hokkanen
Chief Financial Officer