Form 10KSB
RACINO ROYALE, INC.
filed 2007-12-26
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File No. 000-31639

RACINO ROYALE, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0436364 (I.R.S. Employer Identification No.)

144 Front Street, Suite 700 Toronto, Ontario, Canada, M5J 2L7 (Address of Principal Executive Offices)	416-477-2303 (Issuer’s Telephone No., including area code)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.00001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended September 30, 2007 were $0.00.

Based on the closing price on December 7, 2007 of $0.10 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,455,229.  For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of December 19, 2007, the number of shares outstanding of the registrant’s Common Stock was 33,223,886 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: NONE

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

History

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

On June 13, 2006, KTI announced it would implement a new corporate strategy focusing on horseracing track development opportunities.  An agreement was signed on June 19, 2006 to buy exclusive rights for a racetrack and casino (racino) development opportunity in Saskatchewan, Canada.  On July 5, 2006, KTI changed its name to Racino Royale, Inc. (“Racino”) to reflect its intention to engage in the business of owning or leasing race-courses and/or conduct horse-races.

Recent Developments

Change in Officer

On July 1, 2007, Mr. Jason Moretto resigned as CFO and Mr. Gary Hokkanen was appointed CFO.

Change in Directors

On April 18, 2007, Mr. Gerry Racicot resigned as a director and on July 4, 2007, Ms. Carrie Weiler was appointed a director of the Company. After the appointment of Ms. Weiler the members of the board of directors are Mr. Jason Moretto, Mr. John G. Simmonds and Ms. Weiler.

Foundation Venture Leasing Inc. Acquisition of Racino Shares

On August 8, 2007, Eiger Technology Inc. (a large shareholder of Racino) acquired an ownership position in Racino.  Eiger entered into a purchase agreement with Foundation Venture Leasing Inc. for the sale of 14,021,600 Racino common shares that Eiger owned for aggregate consideration of $701,080. The purchase price was to be paid by Foundation in four tranches and prior to September 1, 2008.

Foundation is part of the Foundation Markets group, a privately-held Toronto-based merchant/investment banking group, which raises capital for small- and mid-sized companies, advises and assists companies going public and specializes in cross-border, multi-jurisdictional transactions. Through Foundation’s ownership interest, it is anticipated that Racino will be moving forward with an acquisition strategy to create shareholder value.

As of December 19, 2007, Foundation is in default under the repayment terms of a promissory note which formed part of the purchase price.

InterAmerican Gaming Corp. Proposed Acquisition

Racino has signed a non-binding Letter of Intent pursuant to which it proposes to acquire all the issued and outstanding shares of InterAmerican Gaming Corp (“InterAmerican”), a Latin America focused casino management company. As part of the acquisition the board of directors will be reconstituted to include individuals with commensurate experience in the appropriate sectors and markets.

Saskatchewan Licensing Rights

The Company has an agreement with the Saskatchewan Standardbred Horseman’s Association pursuant to which it holds the rights to horseracing in a particular market in Saskatchewan, Canada. The Company operated horseracing under this agreement during the summer of 2006. Management unsuccessfully applied for additional race dates in 2007. The Company has opted to write down the licensing rights as impaired at September 30, 2007 but fully intends to pursue lobbying efforts to race under the agreement in the future.

Government Regulations

Horseracing under the Saskatchewan rights are controlled by the Saskatchewan Liquor and Gaming Authority and the Company must reapply with this regulatory group to operate and or add simulcasting rights to its operations.

In the event that the Company closes the InterAmerican transaction it will become involved with Latin American gaming regulators which are in the process of organizing a wagering license commission for the businesses the Company may operate in that market.

Employees

As of the date of this report, we have 3 employees, including our current officers, and independent contractors.

Risk Factors

The Company intends to begin to operate in Latin American markets where government regulations are evolving and changing. There are significant risks that will have to be considered with each transaction the Company enters in this market. Management, however, is of the opinion that there are methods in which the Company can operate in these markets at substantially lower risk profiles. These might include but are not limited to providing secured financing to gaming operators rather than assuming operational risk associated with direct ownership.

ITEM 2 - DESCRIPTION OF PROPERTY

Our executive offices are located at 144 Front Street, Suite 700, Toronto, Ontario, Canada M5J 2L7  (tel. 416-477-2303, fax 888-229-9711) at the offices of Eiger Technology, Inc. the former controlling shareholder of the Company.  The Company does not pay rent for the use of these facilities.

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any material pending legal proceedings to which we are a party or of which any of our property is subject.  Our management is not aware of any threatened proceedings by any person, organization or governmental authority.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock currently is listed for trading on the OTC BB under the symbol "RCNR."  The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

2006 FISCAL YEAR :

High              Low

1st Quarter                                                              0.35              0.05
2nd Quarter                                                             0.07              0.07
3rd Quarter                                                              0.29              0.06
4th Quarter                                                              0.85              0.29

2007 FISCAL YEAR:

High              Low

1st Quarter                                                              0.75              0.30
2nd Quarter                                                             0.20              0.08
3rd Quarter                                                              0.10              0.05
4th Quarter                                                              0.08              0.07

At December 7, 2007 the closing bid price of our Common Stock was $0.10 per share.

There is currently only a limited public market for our common stock on the OTC Bulletin Board, and no assurance can be given that such a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all.  If such a market should develop, the price may be highly volatile.  Unless and until our common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder.  The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  So long as Racino’s common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Racino’s shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

 (b)  As of September 30, 2007, there were 45 stockholders of record of our common stock, including 44 beneficial holders.

(c)   We did not pay any dividends on our Common Stock during the two years ended September 30, 2007.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2008.  See "Part II, Item 7, Financial Statements."

(d)  There are no outstanding options to purchase, or securities convertible into our common stock although the shareholders at a meeting held on November 12, 2001 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 1,000,000 incentive stock options to directors and employees at the board of directors’ discretion.

(e)  There are warrants outstanding to acquire 500,000 shares of Racino’s stock at $0.10 per share. Such warrants expire June 30, 2009.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS/ PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein.  In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward looking statements.

Overview

The Company intends to focus on gaming opportunities in Latin America. As of September 30, 2007, the Company was a party to letter of intent pursuant to which it intends to acquire InterAmerican Gaming Corp., an entity focused on the Latin American gaming market.

Racino obtained a license or right from a horeseman’s association to operate horseracing in certain markets in Saskatchewan, Canada. In fiscal 2006, the Company successfully obtained race dates from the provincial government gaming authority and earned revenues and incurred expenses operating under the rights. The Company applied unsuccessfully for the race dates again in 2007. As no race dates were granted the Company did not earn revenue from these rights. Management intends to reapply for race dates again in 2008.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2007 and 2006

The Company generated $nil in revenues during the year ended September 30, 2007 compared to $115,936 during the comparative period in the prior year. The prior year’s revenues arose from operating eight race dates under the Saskatchewan horseracing rights. As mentioned elsewhere in this report the Company was not awarded race dates during fiscal 2007 and therefore recorded no revenue. Fiscal 2006 revenues were $96,347 from provincial grants, $19,018 from pari-mutuel racing and $571 of miscellaneous income.  Provincial grant revenue represents funds advanced by the provincial regulator to assist operating the race dates and is primarily intended to be used for racing purses. Pari-mutuel revenues represent the Company’s share of horseracing wagering payments.

Cost of revenues incurred during fiscal 2006 totaled $72,716 and consisted of racing purses and wager costs paid out.

Total expenses during the year ended September 30, 2007 were $171,270 compared to $117,726 during the year ended September 30, 2006. Management fees to related parties were $51,743 in the current year and zero in the prior year. Current year’s management fees include payments made for the services of the Company’s officers. The Company did not compensate its officers during fiscal 2006. Professional fees totaled $39,965 in fiscal 2007 compared to $25,431 during fiscal 2006. Professional fees primarily include audit and accounting services costs. General and administrative expenses decreased from $92,295 during fiscal 2006 to $79,562. General and administrative costs include travel, foreign exchange translation losses, various consulting fees and other miscellaneous costs.

At September 30, 2007, management decided to record an impairment charge of $1,317,471 on its Sasketchewan licensing rights primarily due to the Company’s unsuccessful attempt to obtain race dates during fiscal 2007. Although the Company plans to continue lobbying efforts and reapply for race dates in 2008, it has written off the rights for accounting purposes. There can be no assurance that the provincial gaming authority will grant racing dates to the Company in the future.

As a result, the Company incurred a net loss of ($1,487,342) during the twelve month period ended September 30, 2007, (approximately $0.05 per share) compared to a net loss of ($59,998) in the same period ended September 30, 2006 (approximately $0.002 per share)

Management expects the operating losses to continue until breakeven operations are achieved under the new business opportunities. Additional financing will be required in order to fund operating losses.

PLAN OF OPERATION

The Company holds the horseman’s licensing rights in certain markets in Saskatchewan and the Company intends to acquire an entity focused on the Latin American gaming markets.

With the rights to planned acquisition and the existing rights the Company intends to realize revenues from these assets. These measures, in the short term, address markets known to the Company at this time. Management plans to develop the infrastructure and exploit gaming opportunities. Once these opportunities have been started, the Company will begin capitalizing on other worldwide opportunities.

Racino will need to raise additional cash to continue to pay its operating expenses in the next twelve months until the day to day operating costs are offset.

The Company plans to raise additional funds, in the next twelve months, through the issuance of its common stock or through a combination of equity and debt security instruments. It is anticipated that the debt security instruments will have conversion features that would cause further dilution to existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets decreased from $1,350,377 at September 30, 2006 to $29,901 at September 30, 2007.  The decrease is primarily the result of the write down of Saskatchewan licensing rights. The Company acquired these rights in fiscal 2006 for a package of securities of 5,000,000 shares of common stock and warrants to purchase an additional 500,000 common shares at $0.10 per share. As detailed elsewhere in this report the Company intends to continue to realize on the value of the rights but was unsuccessful in obtaining race dates in 2007 and there can be no assurance that 2008 race dates will be granted.

The most significant tangible asset held by the Company at September 30, 2007 was an advance of $27,170 to InterAmerican Gaming Corp. Pursuant to its letter of intent to acquire InterAmerican the Company is obligated to fund the development of certain of its business opportunities before closing of the acquisition.

Our total liabilities decreased from $188,431 at September 30, 2006 to $117,334 at September 30, 2007. The decrease is the result of the conversion of certain liabilities to related parties into common stock. Due to related parties balances decreased from $152,087 at September 30, 2006 to $78,297 at September 30, 2007. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $20,913 at the beginning of the year to $31,037 at the end. Accrued liabilities decreased from $15,431 at September 30, 2006 to $8,000 at September 30, 2007. Accrued liabilities includes accrued professional fees.

The stockholders’ equity decreased from $1,161,946 at September 30, 2006 to a deficiency of ($87,433) at September 30, 2007.  The decrease is attributable to:

1.	the issuance of 5,000,000 common shares in satisfaction of $250,000 of related party debt,
2.	foreign exchange translation losses recorded in accumulated other comprehensive income, and
3.	the $1,487,342 net loss for the year.

At September 30, 2007, we had a working capital deficit of $87,433.  The Company had cash balances of $2,475 at September 30, 2007 and the Company is largely reliant upon its ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $31,037 the Company also owes related companies $78,297 without specific repayment terms.  The Company’s only source for capital could be loans or private placements of common stock.

During the fiscal year ended September 30, 2007 the Company; 1) used $161,587 in cash in operating activities arising primarily from operating losses, and 2) generated $149,040 in cash from financing activities. Financing activities included cash proceeds of $149,040 from related parties.

The Company remains in the development stage and, since reentering the development stage, has experienced significant liquidity problems and has no significant capital resources now at September 30, 2007.

Our current cash resources are insufficient to support the business over the next 12 months and we are unable to carry out any plan of business without funding. We will need a cash infusion of additional debt or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed.  However, while there are no definitive agreements in place as of the date of this Report, management are currently engaged in various discussions with interested parties to provide these funds or otherwise enter into a strategic alliance to provide such funding.  The inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our results of operations and financial condition.

Management cannot predict to what extent our current lack of liquidity and capital resources will impair our new business operations. However management does believe we will incur further operating losses. There is no assurance that we can continue as a going concern without substantial funding. Management has taken steps to begin sourcing the necessary funding to begin to execute the business plan.

Management estimates that the Company will require additional financing to cover legal, accounting, transfer, consulting, management fees and the miscellaneous costs of being a reporting company in the next fiscal year.

Going concern qualification:  The Company has incurred significant losses from operations for the year ended September 30, 2007, and such losses are expected to continue.  In addition, we have a working capital deficit of $87,433 and an accumulated deficit of $6,910,160.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the “Notes to Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Intangibles, Goodwill and Other Assets

We regularly review all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors as consider important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Effective October 1, 2005, the Company adopted SFAS No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Fair Value of Financial Instruments

The carrying value of advances to corporations, due to related parties, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended September 30, 2007.

ITEM 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders of
Racino Royale, Inc.
(A Development Stage Company)
Nevada

We have audited the accompanying consolidated balance sheet of Racino Royale, Inc. (a development stage company) as of September 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the year the ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Racino Royale, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Racino Royale, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
  December 19, 2007

F1

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

    “SF PARTNERSHIP, LLP”
Toronto, Canada                                                                           CHARTERED ACCOUNTANTS
December 22, 2006

F2

RACINO ROYALE, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2007

ASSETS
2007
Current assets
Cash and cash equivalents	$2,475
Advances to corporation (Note 5)	27,170
Prepaid expenses	256

Total current assets	29,901

Total assets	$29,901

LIABILITIES

Current liabilities
Due to related parties (Note 4)	$78,297
Accounts payable	31,037
Accrued liabilities	8,000

Total current liabilities	$117,334

STOCKHOLDERS’ DEFICIENCY
Common stock, $.00001 par value; 100,000,000 shares authorized, 33,223,886 shares issued and outstanding (Note 6)	$333
Additional paid-in capital	6,822,394
Accumulated deficit	(6,910,160)

Total stockholders’ deficiency	(87,433)

Total liabilities and stockholders’ deficiency	$29,901

(The accompanying notes are an integral part of these financial statements)

F3

RACINO ROYALE, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended September 30, 2007 and 2006 and the Period from
Re-entering the Development Stage Through to September 30, 2007
	2007	2006	(Note 1) Period from Re-entering the Development Stage Through to Sep. 30 2007
Revenues
Provincial grant income	$-	$96,347	$96,347
Parimutuel betting income	-	19,018	19,018
Miscellaneous income	-	571	571
Total Revenues	-	115,936	115,936
Cost of Revenues
Purses and awards	-	60,177	60,177
Bets paid out	-	12,539	12,539
Total Cost of Revenues	-	72,716	72,716
Gross Margin	-	43,220	43,220
Expenses
Management fees – related party	51,743	-	51,743
Professional fees	39,965	25,431	65,396
General and administrative	79,562	92,295	186,907
Total Expenses	171,270	117,726	304,046
Other Expense:
Foreign Currency Gain	1,399	-	1,399
Loss from Impairment of Licensing Rights (note 3)	(1,317,471)	-	(1,317,471)
Loss from Continuing Operations	(1,487,342)	(74,506)	(1,576,898)
Income from Discontinued Operations, Net of Income Taxes (note 7)	-	14,508	14,508
(Loss) Income Before Income Taxes	(1,487,342)	(59,998)	(1,562,390)
Provision for income taxes (note 8)	-	-	-
Net (Loss) Income	(1,487,342)	(59,998)	(1,562,390)
Foreign currency translation adjustment	(12,037)	12,037	-
Comprehensive (Loss) Income	$(1,499,379)	$(47,961)	$(1,562,390)

Earnings for Weighted Average Number of Shares Outstanding During the Year
Basic
Loss from continuing operations	$(0.05)	$(0.003)
Net Loss	$(0.05)	$(0.002)
Diluted
Loss from continuing operations	$(0.05)	$(0.003)
Net Loss	$(0.05)	$(0.002)
Weighted Average Number of Common Shares Outstanding During the Year
Basic	28,848,886	24,648,543
Diluted	29,092,788	24,791,009

(The accompanying notes are an integral part of these financial statements)

F4

RACINO ROYALE, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Period from Re-Entering the Development Stage
Through September 30, 2007

	Number of Shares	Amount	Additional Paid-in Capital	Accumulted Deficit	Accumulated Comprehensive Loss	Total Equity (Deficit)
Balance December 15, 2004	23,223,886	$233	$5,278,750	$(5,032,234)	$(315,536)	$68,787)
Net loss for the period	-	-	-	(15,050)	-	(15,050)

Restatement of foreign currency translation adjustments	-	-	-	(315,536)	315,536	-
Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,362,820)	$-	$(83,837)
Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050
Issuance of common stock purchase warrants for licensing rights	-	-	93,694	-	-	93,964
Foreign currency translation adjustment	-	-	-	-	12,037	12,037
Net loss for year	-	-	-	(59,998)	-	(59,998)
Balance, September 30, 2006	28,223,886	$283	$6,572,444	$(5,422,818)	$12,037	$1,161,946
Issuance of common stock for related party debt	5,000,000	50	249,950	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	(12,037)	(12,037)
Net loss for year	-	-	-	(1,487,342)	-	(1,487,342)

Balance, September 30, 2007	33,223,886	$333	$6,822,394	$(6,910,160)	$-	$(87,433)

(The accompanying notes are an integral part of these financial statements)

F5

RACINO ROYALE, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended September 30, 2007 and 2006 and the Period from
Re-entering the Development Stage Through to September 30, 2007

	For the year ended September 30, 2007	For the year ended September 30, 2006	(Note 1) Period from Re-entering the Development Stage Through to September 30, 2007
Operating activities
(Loss)	$(1,487,342)	$(74,506)	$(1,576,898)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Impairment of licensing rights	1,317,471	-	1,317,471
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	5,847	(5,847)	-
Decrease (increase) in prepaid expenses	(256)	-	(256)
Increase (decrease) in accounts payable	10,124	20,913	27,076
Increase (decrease) in accrued liabilities	(7,431)	15,431	8,000
Net cash provided by (used in) operating activities	(161,587)	(44,009)	(224,607))
Investing activities
Acquisition of licensing rights	-	(23,727)	(23,727)
Net cash provided by (used in) investing activities	-	(23,727)	(23,727)
Financing activities
Increase in due to/from related parties	149,040	68,250	301,127
Net cash provided by (used in) financing activities	149,040	68,250	301,127

Increase (decrease) in cash and cash equivalents from continuing operations	(12,547)	514	52,793

Increase (decrease) in cash and cash equivalents from discontinued operations	-	14,508	(50,318)

Effect of Exchange Rate Changes	(12,037)	12,037	-

Increase (decrease) in cash and cash equivalents	(24,584)	27,059	2,475

Cash and cash equivalents, beginning of year	27,059	-	-

Cash and cash equivalents, end of year	$2,475	$27,059	$2,475

Non cash activities:

During the year ended September 30, 2007 the Company issued 5,000,000 common shares, valued at $250,000, to a related party for debt owed arising from services provided.

(The accompanying notes are an integral part of these financial statements)

F6

RACINO ROYALE, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes To Consolidated Financial Statements
September 30, 2007 and 2006

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

On June 13, 2006, KTI announced it would implement a new corporate strategy focusing on horseracing track development opportunities.  An agreement was signed on June 19, 2006 to buy exclusive rights for a racetrack and    casino (racino) development opportunity in Saskatchewan, Canada.  As part of the new strategy the Company incorporated 6584292 Canada Inc. under which it would operate the new development opportunity.  On July 5, 2006, KTI changed its name to Racino Royale, Inc. (“RR” or the “Company”) to reflect its intention to engage in the business of owning or leasing race-courses and/or conduct horse-races.

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

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $1,487,342 (2006 - $74,506) and a working capital deficiency of $87,433 as at September 30,  2007.  The Company's ability to continue as a going concern is dependent upon the

F7

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

The accompanying consolidated financial statements include the accounts of the Company as described in note 1 and its wholly owned subsidiary 6584292 Canada Inc.  All material intercompany balances and transactions have been eliminated.

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

The Company derives revenues from the conduct of horse-races.  Revenues are primarily grants received from the government to subsidize the horse-races and to a much lesser extent from parimutuel wagering.

Revenues are recognized upon approval by regulatory authority. As a result, grant income is recognized subsequent to the race date whereas wagering revenues are recognized on the race date.

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

F8

f)	Comprehensive Income (Loss)
The Company adopted SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated financial statements of operations, and consists of unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and charges in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 130. requires only additional disclosures in the consolidated financial statements and does not affect the Company’s consolidated financial position or results of operations.

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

The Company accounts for earnings (loss) per share under the provisions of SFAS No. 28, “Earnings (Loss) Per Share”, which requires a dual presentation of basic and diluted earnings (loss) per share.  Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed assuming the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Diluted loss per share is not computed if anti-dilutive.

l)	Stock Based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure.  No options have been granted to date from the Company’s stock option plan..

F9

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

  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

n)	Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, SFAS 159 will have on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. The Company adopted Interpretation 48 on October 1, 2006, which did not have a material impact on the Company’s financial statements.

F10

3.	Impairment of Licensing Rights

On June 14, 2006, the Company acquired the exclusive rights for a racetrack development opportunity in Saskatchewan, Canada

         Licensing rights were valued as follows:
Cash	$22,727
Capital stock issuance (5,000,000 shares at $0.24 per share)	1,200,050
Warrants (500,000 at $0.10 per share)	93,694
Legal costs	1,000
Total	$1,317,471

The warrants are exercisable at $0.10 per share, expiring in three yeas from the date of issuance

The licensing rights were tested for recoverability and as a result of a change in events and circumstances it was determined that the carrying amount may not be recoverable.  As a result, an impairment charge was recognized for the full amount of the licensing.

4.	Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and have no specified terms of repayment and arise from the related companies settling liabilities on behalf of the Company.  At September 30, 2007, $78,297 was due to Eiger Technology Inc. Eiger Technology Inc. is considered a related party due to its ownership interest in Racino.

5.	Advances to Corporation

On September 12, 2007, the Company entered into a Letter of Intent to acquire all the issued and outstanding common shares of InterAmerican Gaming Corp. (“InterAmerican”)(Note 11). Pursuant to the Letter of Intent the Company agreed to fund the development of InterAmerican prior to closing.

Amounts due from InterAmerican at September 30, 2007 were as follows:

InterAmerican Gaming Corp                                                      $       27,170

6.      Capital Stock

The Company has authorized capital of 100,000,000 shares of common stock with a par value of $0.00001 of which 33,223,886 shares are issued and outstanding as of September 30, 2007 (28,223,886 as at September 30, 2006).

In August 2007, RR issued 5,000,000 common shares, valued at $250,000, to Eiger Technology, Inc. for past services provided.

F11

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on November 12, 2001. The Company is authorized to issue up to 1,000,000 shares of its common stock under the plan.  There are no stock options outstanding as of September 30, 2007 and the Company has not recorded any stock-based compensation in the current or any prior periods.

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

As such, the operations of KTNA and KTA are presented in the consolidated financial statements as discontinued operations.

	2007	2006
Revenues of discontinued operations	$-	$-
Income from discontinued operations,	$-	$14,508
Income taxes	-	-
	$-	$14,508
Earnings per share (basic and fully diluted)	$-	$0.0006

8.	Income Taxes

 Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

	2007	2006
Expected income tax expense (recovery) at the statutory rate of 24.5%	$(41,961)	$(14,702)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
	(41,961)	(14,702)
Changes in valuation allowance	41,961	14,702
Provision for income taxes	$-	$0.0006

F12

           The components of deferred income taxes are as follows:

	2007	2006
Deferred income tax liabilities
Net operating loss carryforwards	$122,581	$80,620
Valuation allowance	(122,581)	(80,620)
Deferred income taxes	$-	$-

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

As at September 30, 2007, the Company had approximately $670,725 of Federal and State net operating loss carryovers available to offset future taxable income. Such carryovers expire in various years

9.	Related Party Transactions

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by both parties. During the year, the Company issued 5,000,000 shares of its common stock to Eiger Technology, Inc. for past cash advances and services and services provided. Subsequently the Company received an additional $78,297 in further advances and/or services provided.

Payables to KTNA in the amount of $14,508 were written off as a component of discontinued operations during the year ended September 30, 2006

10.	Comparative Information

Certain comparative figures have been reclassified in order to conform with the current year's presentation.

11.	Subsequent Event

The Company intends to issue 13,500,000 shares of its common stock to acquire all of the issued and outstanding shares of InterAmerican. InterAmerican is a private casino management which is pursuing acquisitions of existing operations as well as developing Latin American casino projects.

F13

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Effective October 17, 2007, the firm of SF Partnership, LLP, (“SFP”), our independent accountant who audited our consolidated financial statements for our fiscal years ending September 30, 2006 and 2005 was dismissed.  Our Board of Directors authorized this action.  SFP had audited our financial statements for the fiscal years ended September 30, 2006 and 2005, and reviewed our financial statements for the relevant interim periods.

In connection with the audit of our consolidated financial statements as of and for the fiscal years ended September 30, 2006 and 2005 and for the subsequent interim period through October 16, 2007, there were no disagreements with SFP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of SFP, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

The audit report of SFP on our consolidated financial statements as of and for the years ended September 30, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

“The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company experienced operating losses and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In addition, effective October 17, 2007, we retained the firm of Rotenberg & Co., LLP of Rochester, NY ("Rotenberg”) to audit our consolidated financial statement for our fiscal year ending September 30, 2007, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending September 30, 2007.  This change in independent accountants was approved by our Board of Directors.  There were no consultations between us and Rotenberg prior to their appointment.

ITEM 8A - CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. We have concluded that the disclosure controls and procedures are effective at the reasonable assurance level as of the date of this report and that the system is operating in an effective way to ensure appropriate and timely disclosure.

The term “disclosure controls and procedures” means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq.) (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors are John G. Simmonds, Jason Moretto and Carrie Weiler. Their terms expire upon the election and qualification of their successors.

On July 4, 2007, Carrie Weiler was appointed a director. On April 18, 2007, Gerry Racicot resigned as directors. We intend to be reconstituted the board with directors associated with InterAmerican Gaming Corp. shortly.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	57	Chairman of the Board
Jason R. Moretto	38	Director
Carrie J. Weiler	48	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He has served as a Director and Chief Executive Officer of the Company since June 2006. He serves as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc. Mr. Simmonds was appointed Chief Executive Officer of Lumonall Inc. in September 2004. He also serves as a director. Mr. Simmonds was appointed to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Eiger Technology, Inc. (TSX:AXA, OTCBB:ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Eiger Technology, was appointed CEO in April 2007. He resigned as an officer of Newlook Industries Corp. in February 2007 and was reappointed in July 2007. Mr. Simmonds served as the Chief Executive Officer, of TrackPower (OTCBB: TPWR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of TrackPower from 1998 to November 2006. In February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board of TrackPower. TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

Jason R. Moretto, Director. Mr. Moretto in addition to being director of the Company, is also director of Eiger, a shareholder of the Company.  Mr. Moretto was previously employed by BMO Nesbitt Burns (now BMO Capital Markets), a full service investment dealer based in Toronto, Canada from September of 1997 to February of 2003. From 1995 to 1997, Mr. Moretto was National Accounting Manager for Universal Concerts Canada (now House of Blues Entertainment), Canada’s largest promoter of live music and entertainment and operator of the Molson Amphitheatre in Toronto.  Prior to that, he practiced as an accountant in public practice.  He also recently served as a Member of the Ontario Securities Commission's Small Business Advisory Committee. Mr. Moretto holds a Bachelor of Commerce degree from the University of Toronto, and is a Certified General Accountant and Chartered Financial Analyst.

Carrie J. Weiler, Corporate Secretary and Director. Ms. Weiler was appointed Corporate Secretary in September 2006. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate  Secretary of Lumonall Inc. in October 2004. She has served as Corporate Secretary of TrackPower, Inc. since 1998. On May 25, 2003 Ms. Weiler was appointed Corporate Secretary of Wireless Age Communications, Inc. and continues to serve in such capacity.

Board and Committee Meetings

Information concerning the Audit Committee maintained by the Board of Directors is set forth below.

The Board held four meetings during the 2007 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada on three occasions. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

The audit committee is the only standing committee of our Board and consists of John Simmonds and Jason Moretto.

Our audit committee (the “Audit Committee”) held four meetings during fiscal 2007. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

Our Audit Committee is supposed to be composed of outside directors who are not officers or employees of the Company or its subsidiaries. The Audit Committee at this time is not composed of a majority of independent directors. We plan to reconstitute the Board and Audit Committees under these guidelines upon closing the proposed InterAmerican Gaming Corp. transaction.  In the opinion of the Board an “independent” is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

Board of Directors Independence

Our Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. Our Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that only one of the three “independent” as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. The Company intends to reconstitute the board for appropriate independent members in the near future. Independent members of our Board of Directors will meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors will designate an appropriate individual as the presiding director for these meetings.

Shareholder Communications

Our Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.”  All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the

Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

•	reviewing and discussing the audited financial statements with management;
•	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;
•	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-KSB; and
•	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

The Committee regularly meets with management to consider the adequacy of our internal controls and the integrity of our financial reporting. The Committee discusses these matters with our independent auditors and with our financial personnel.

The Committee regularly meets privately with management, the independent auditors and the internal auditors. Each of the independent auditors has unrestricted access to the Committee.

The Committee retains and, if circumstances warrant, replaces the independent auditors and regularly reviews their performance and independence from management. The Committee also pre-approves all audit and permitted non-audit services and related fees.

Our Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that Jason R. Moretto, a director serving on the Audit Committee, is an “audit committee financial expert,” as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls.

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended September 30, 2007, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended September 30, 2007 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

The members of the Audit Committee are not currently professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles and that the Company’s independent accountants are in fact “independent.”

AUDIT COMMITTEE

Jason R. Moretto
John G. Simmonds

Executive Officers

The following table presents information with respect to our executive officers, as of December 20, 2007.

Name	Age	Position

John G. Simmonds	57	Director, CEO
Gary N. Hokkanen	51	CFO
Carrie Weiler	48	Director and Corporate Secretary

John G. Simmonds, Director and CEO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Carrie J. Weiler, Director and Corporate Secretary of the Company. See “Biographical Information Regarding Directors” above for information regarding Ms. Weiler.

Gary N. Hokkanen, CFO. Mr. Hokkanen has served as CFO of the Company since July 2007. He holds a Bachelor of Arts degree from the University of Toronto and is a Certified Management Accountant with over nine years experience in public company executive level financial management. Mr. Hokkanen has served as CFO of Wireless Age Communications Inc. (OTCBB) since May 2003.  He has also served as CFO for Newlook Industies Corp. (TSX Venture Exchange), Eiger Technology Inc. (TSX), Trackpower Inc. (OTCBB), and Lumonall, Inc. (OTCBB) since July 2007. Mr. Hokkanen previously served as CFO of Trackpower for the period from February 1998 to June 2001 and Lumonall from October 2004 to July 2006.  From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen also served as CFO of Simmonds Capital Limited from July 1998 to January 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods.  Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between October 1, 2006 and September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings:  1) Gary Hokkanen was appointed an officer and did not file Form 3, and 2) Gerry Racicot did not file Form 5 upon his resignation from the Board.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual		Long-Term Compensation
		Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds Chief Executive Officer
	2007	0	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0	0

Option Grants in 2007 Fiscal Year

We made no option grants in 2007.  We have no outstanding options held by any member of our management.

Compensation of Directors

The Company does not compensate its directors at this time.

Employment Arrangements

Our Chief Financial Officer Mr. Gary Hokkanen is compensated $2,500 per month pursuant to the terms of a Consulting Agreement with the Company. Ms. Weiler our Corporate Secretary is compensated $1,000 per month pursuant to the terms of a Consulting Agreement with the Company.

The Company does not currently have compensation agreements with any of its other officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In 2007, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 20, 2007 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

ETIFF Holdings, LLC	1,650,000	0	1,650,000	5.0%
Foundation Venture Leasing Inc., in trust	14,021,600	0	14,021,600	42.2%
Foundation Opportunities Inc.	2,000,000	0	2,000,000	6.0%
John G. Simmonds	0	0	0	0
Jason R. Moretto	1,000,000	0	1,000,000	3.0%
Gary N. Hokkanen	0	0	0	0
Carrie Weiler	0	0	0	0

All executive officers and directors as a group (4 persons)(2)	1,000,000	0	1,000,000	3.0%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 33,223,886 shares issued and outstanding as December 19, 2007, (excluding any shares issuable under options or warrants,).

(2)	Officers and Directors as a group include John Simmonds, Jason Moretto, Carrie Weiler and Gary Hokkanen.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

Eiger Technology, Inc. which is a shareholder of the Company has advanced the Company a total of $323,790 in the last four years to cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses. During the year ended September 30, 2007, the Company issued 5,000,000 shares of its common stock in repayment of services worth $250,000.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibit No.	Description	Form/Period/Dated	Filed

3.1	Articles of Incorporation	Form 10-SB	September 28, 2000

3.2	Certificate of Amendment to Articles of Incorporation	Form 10-SB	September 28, 2000

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000	Form 10-QSB	November 7, 2000

3.4	Bylaws	Form 10-QSB	November 7, 2000

14.1	Code of Business Conduct	Form 10-KSB	December 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302		Herein

31.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

32.1	Certification of Chief Executive Officer Pursuant to Section 906		Herein

32.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

(b)           Reports on Form 8-K.

On August 29, 2007, the Company filed Form 8-K disclosing the Company issued 5,000,000 shares of its common stock to Eiger Technology Inc. for repayment of debt.

On August 29, 2007, the Company filed Form 8-K disclosing that Foundation Venture Leasing Inc. had acquired stock of Racino.

On September 17, 2007, the Company filed Form 8-K disclosing that it had signed a letter of intent to acquire InterAmerican Gaming Corp.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2006 and 2007:

Year	Audit Fees	Note 1 Audit Related	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2006	$17,577	$Nil	$ Nil	$ Nil	$ Nil	$17,577

2007	$8,000	$18,703	$ Nil	$ Nil	$ Nil	$26,703

Note 1: Includes the review of quarterly Form 10QSBs.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  December 24, 2007

RACINO ROYALE, INC.
By:	/s/ John G Simmonds
John G. Simmonds, CEO (principal executive officer)
By:	/s/ Gary N Hokkanen
Gary N. Hokkanen, CFO (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G Simmonds	CEO/Chairman	December 24, 2007
John G. Simmonds
/s/ Jason Moretto	Director	December 24, 2007
Jason R. Moretto
/s/ Carrie J Weiler	Director	December 24, 2007
Carrie J. Weiler