Form 10QSB
period 2007-12-31
RACINO ROYALE, INC.
filed 2008-02-14
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2007

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 000-31639

Racino Royale, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	88-0436364
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

144 Front Street West, Suite 700 Toronto, Ontario, Canada M5J 2L7 (Address of Principal Executive Offices)
(416) 477-5656 (Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[X]No[  ]

As of February 11, 2008, the number of common stock outstanding was 33,223,886.

Racino Royale, Inc.
(A Development Stage Company)

PART I. Financial Information

Item 1.  Condensed Financial Statements

Racino Royale, Inc. and Subsidiary
 (A Development Stage Company)
Condensed Consolidated Balance Sheet
December 31, 2007

December 31, 2007 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$581
Advances to corporation ( Note 6)	79,055
Total current assets	79,636

TOTAL ASSETS	$79,636

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Due to related parties (Note5)	166,633
Accounts payable	38,819
Accrued liabilities	12,595
Total current liabilities	218,047

Stockholders’ deficiency
Common stock, $.00001 par value per share; 100,000,000 shares authorized, 33,223,886 shares issued and outstanding	333
Additional paid-in capital	6,822,394
Accumulated deficit	(6,961,138)
Total stockholders’ deficiency	(138,411)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$79,636

See accompanying notes to financial statements

Racino Royale, Inc. and Subsidiary
 (A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
Quarters Ended December 31, 2007 and 2006 and the Period from
Re-entering the Development Stage Through to December 31, 2007
	Three months ended December 31		(Note 1) Period from Re-entering the Development Stage Through to
	2007	2006	Dec. 31, 2007
Revenues:
Provincial grant income	$-	$-	$96,347
Parimutuel betting income	-	-	19,018
Miscellaneous income	-	-	571
Total revenues	-	-	115,936

Cost of revenues:
Purses and rewards	-	-	60,177
Bets paid out	-	-	12,539
Total cost of revenues	-	-	72,716

Gross profit	-	-	43,220

Operating expenses:
Management fees – related parties	10,710	-	62,453
Professional fees	25,000	-	90,396
General and administrative	15,271	30,273	202,178
Total operating expenses	50,981	30,273	355,027

Net loss before other expenses and income taxes	(50,981)	(30,273)	(311,807)

Other expenses
Foreign currency gain	3	-	1,402
Loss from impairment of licensing rights (Note 4)	-	-	(1,317,471)
Loss from continuing operations	(50,978)	(30,273)	(1,627,876)

Income from discontinued operations, Net of income taxes	-	-	14,508
Net loss before income taxes	(50,978)	(30,273)	(1,613,368)

Provision for income taxes	-	-	-
Net loss	(50,978)	(30,273)	(1,613,368)
Foreign currency translation adjustment	-	(1,338)	-
Comprehensive loss	$(50,978)	$(31,611)	$(1,613,368)

Earnings per weighted average number of shares outstanding during the period
Basic
Loss from continuing operations	$-	$-
Net loss	$-	$-
Diluted
Loss from continuing operations	$-	$-
Net loss	$-	$-
Weighted average number of common shares outstanding during the year
Basic	33,223,886	28,223,886
Diluted	33,223,886	28,223,886

See accompanying notes to financial statements.

Racino Royale, Inc. and Subsidiary
 (A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Period from Re-entering the Development Stage
Through to December 31, 2007

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Income (Deficit)	Accumulated Comprehensive Loss	Total Stockholders’ Deficiency

Balance December 15, 2004	23,223,886	$233	5,278,750	(5,032,234)	(315,536)	(68,787)

Net loss for the period	-	-	-	(15,050)	-	(15,050)

Restatement of foreign currency translation adjustments	-	-	-	(315,536)	315,536	-

Balance, September 30, 2005	23,223,886	$233	5,278,750	(5,362,820)	-	(83,837)

Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050

Issuance of common stock purchase warrants for licensing rights	-	-	93,694	-	-	93,964

Foreign currency translation adjustment	-	-	-	-	12,037	12,037

Net loss for year	-	-	-	(59,998)	-	(59,998)

Balance, September 30, 2006	28,223,886	$283	6,572,444	(5,422,818)	12,037	1,161,946

Issuance of common stock for related party debt	5,000,000	50	249,950	-	-	250,000

Foreign currency translation adjustment	-	-	-	-	(12,037)	(12,037)

Net loss for year	-	-	-	(1,487,342)	-	(1,487,342)

Balance, September 30, 2007	33,223,886	$333	6,822,394	(6,910,160)	-	(87,433)

Net loss for quarter	-	-	-	(50,978)	-	(50,978)

Balance, December 31, 2007	33,223,886	$333	6,822,394	(6,961,138)	-	(138,411)

Racino Royale, Inc. and Subsidiary
 (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Quarters Ended December 31, 2007 and December 31, 2006
and the Period from Re-entering the
Development Stage Through to December 31, 2007

	Three Months Ended December 31,		(Note 1) Period from Re-entering the Development Stage Through to
	2007	2006	December 31,2007
Net cash used in operations
Net loss	(50,978)	(30,273)	(1,627,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of licensing rights	-	-	1,317,471
Changes in operating assets and liabilities:
Accounts receivable	-	4,228	-
Accrued liabilities	-	4,723	8,000
Prepaid expenses	256	-	-
Advances from related party	-	21,605	-
Accounts payable	12,378	(20,393)	39,454
Net cash used in operating activities	(38,344)	(20,110)	(262,951)
Cash flows provided by investing activities:
Acquisition of licensing rights	-	-	(23,727)
Net cash used in investing activities:	-	-	(23,727)
Cash flows provided by financing activities:
Increase in due to/from related parties	36,450	-	337,577
Net cash provided by financing activities:	36,450	-	337,577

Increase (decrease) in cash and cash equivalents from continuing operations	(1,894)	-	50,899

Increase (decrease) in cash and cash equivalents from discontinued operations	-	-	(50,318)

Effect of exchange rate changes	-	(1,338)	-

Increase (decrease) in cash and cash equivalents	(1,894)	(21,448)	581

Cash and cash equivalents, beginning of period	2,475	27,059	-
Cash and cash equivalents, end of period	581	5,611	581

Non cash activities:

None

See accompanying notes to financial statements.

Racino Royale, Inc. and Subsidiary
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
Quarters Ended December 31, 2007 and 2006

Note 1 – Nature of Business and Basis of Presentation and Development Stage Activities

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

There is doubt about the Company's ability to continue as a going concern as it has an accumulated deficit of $ 6,961,138 and a stockholders’ deficiency  of $138,411 as at December 31, 2007.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

Note 2.- Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.  There have been no significant changes of accounting policies since September 30, 2007.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, as filed with the Securities and Exchange Commission.

Note 3. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”(“SFAS No. 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 is effective for the Company's first fiscal year beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on the Company's consolidated financial statements.

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48 which is applicable for fiscal years beginning after December 15, 2006. Implementation of FIN 48-1 did not have a material effect on the Company's consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

Note 4 - Impairment of Licensing Rights

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

The licensing rights were tested for recoverability and as a result of a change in events and circumstances it was determined that the carrying amount may not be recoverable.  As a result, an impairment charge was recognized for the full amount of the licensing in the fiscal year ending September 30, 2007.

Note 5 - Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and have no specified terms of repayment and arise from the related companies settling liabilities on behalf of the Company.  At December 31, 2007, $166,633 was due to Eiger Technology Inc. Eiger Technology Inc. is considered a related party due to its ownership interest in Racino.

Note 6 - Advances to Corporation

On September 12, 2007, the Company entered into a Letter of Intent to acquire all the issued and outstanding common shares of InterAmerican Gaming Corp. (“InterAmerican”). Pursuant to the Letter of Intent the Company agreed to fund the development of InterAmerican prior to closing.

Amounts due from InterAmerican at December 31, 2007 were as follows:

InterAmerican Gaming Corp                                        $ 79,055

Note 7 - Subsequent Event

On January 28, 2008 the Company closed the acquisition of InterAmerican Gaming Corp.. Racino Royale, Inc. entered into a Share Exchange Agreement with the shareholders of InterAmerican from which the Company is obligated to issue 13,500,000 shares of its common stock to acquire all of the issued and outstanding shares of InterAmerican. InterAmerican is a private casino management which is pursuing acquisitions of existing operations as well as developing Latin American casino projects.

An amended and restated purchase agreement between Eiger and FVLI dated as of January 8, 2008 and accompanying option agreement dated January 8, 2008 call for Eiger to sell 2,620,000 shares of Racino to FVLI for gross proceeds of $131,000 and to grant FVLI an option to purchase an additional 2,620,000 shares at $0.05 per share until September 1, 2008, as opposed to 14,021,600 shares as originally contemplated. Post closing Eiger holds a 39% equity ownership position in Racino.

The revised agreement will enable Eiger to maintain a significant stake in Racino.

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

Results of Operations For the Three Month Period Ended December 31, 2007 Compared to 2006

Net Sales

The Company reported net sales of nil for both the three month periods ended December 31, 2007 and 2006, as the Company did not have an active business.

 Gross Profit

As a result of nil sales gross profit was also nil during both the three month periods ended December 31, 2007 and 2006.

General and Administrative

General and Administrative (G&A) expenses were $15,271 during the three month period ended December 31, 2007 and $30,273 during the three month period ended December 31, 2006

Operating Loss

The loss from continuing operations during the three month period ended December 31, 2007 was $50,978 compared to  $30,273 during the comparative period in the prior year. The change is attributable to an increase in Management and Professional fees.

Interest and Other Expenses

The Company reported interest and other expenses of nil during both three month periods ended December 31, 2007 and 2006.

Liquidity and Capital Resources

At December 31, 2007, the Company had a working capital deficit of $138,411, and cash of $581 as compared to working capital deficit of $187,136 and cash and cash equivalents of $5,611 at December 31, 2006. The decrease in working capital deficit was primarily attributed to the increase in amounts received from related parties.

Net cash used in continuing operating activities was $38,344 arising from the operating losses as adjusted for non-cash working capital items.

Cash flows provided by financing activities was $36,450 primarily from advances from related parties.

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

Item 3. Controls And Procedures

Evaluation of disclosure controls and procedures

Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in internal controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II Other Information

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

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT INDEX

Number Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3 of the Registration Statement on Form 10-SB filed on September 28, 2000).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 2 of the Form 10-SB filed on September 28, 2000).

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000. (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on September 28, 2000)

3.4	ByLaws (incorporated by reference to Exhibit 3.3 of the Form 10-QSB filed on November 7, 2001)

31.1	Section 302 Certification of Chief Executive Officer *

31.2	Section 302 Certification of Chief Financial Officer *

32.1	Section 906 Certification of Chief Executive Officer *

32.2	Section 906 Certification of Chief Financial Officer *
* Filed herein.

(b)            Reports on Form 8-K:

On October 19, 2007 the Company filed Form 8-K with respect to a change in the Company's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACINO ROYALE, INC.

Dated: February 14, 2008

/s/ John G. Simmonds	/s/ Gary N. Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Director, President and Chief Financial Officer	Title: Chief Financial Officer