Form 10QSB
period 2008-03-31
RACINO ROYALE, INC.
filed 2008-05-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2008

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

As of May 14, 2008 the number of common stock outstanding was 56,243,886.

Racino Royale, Inc.
(A Development Stage Company)

PART I. Financial Information

Item 1.  Condensed Financial Statements

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Condensed Consolidated Balance Sheet
March 31, 2008

(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$12,797
Prepaid	5,000
Total current assets	17,797

Intangibles (Note 4)	1,228,965

TOTAL ASSETS	$1,246,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:

Due to related parties (Note 6)	484,788
Accounts payable	163,920
Accrued liabilities	4,000
Un-issued share liability (Note 5)	945,000
Total current liabilities	1,597,708

Stockholders’ deficiency
Common stock, $.00001 par value per share; 100,000,000 shares authorized, 34,023,886 shares issued and outstanding	341
Additional paid-in capital	6,862,386
Common stock subscribed	10,000
Accumulated deficit	(7,223,673)
Total stockholders’ deficiency	(350,946)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,246,762

See accompanying notes to financial statements

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Six Months Ended March 31, 2008, and March 31, 2007 and the Period from Re-entering the Development Stage Through to March 31, 2008
	Three months ended March 31, 2008	Six months ended March 31, 2008	Three months ended March 31, 2007	Six months Ended March 31, 2007	(Note 1) Period from re-entering the Development Stage through to March 31, 2008
Revenues:
Provincial grant income	$-	$-	$-	$-	$96,347
Parimutuel betting income	-	-	-	-	19,018
Miscellaneous income	-	-	-	-	571
Total revenues	-	-	-	-	115,936

Cost of revenues:
Purses and rewards	-	-	-	-	60,177
Bets paid out	-	-	-	-	12,539
Total cost of revenues	-	-	-	-	72,716

Gross profit	-	-	-	-	43,220

Operating expenses:
Management fees – related parties	120,604	131,314	-	-	183,057
Professional fees	67,702	92,702	-	-	158,098
General and administrative	74,226	89,497	24,121	54,394	276,404
Total operating expenses	262,532	313,503	24,121	54,394	617,559

Net loss before other expenses and income taxes	(262,532)	(313,513)	(24,121)	(54,394)	(574,339)

Other expenses
Foreign currency gain	-	-	-	-	1,402
Loss from impairment of licensing rights	-	-	-	-	(1,317,471)
Loss from continuing operations	(262,532)	(313,513)	(24,121)	(54,394)	(1,890,408)

Income from discontinued operations, Net of income taxes	-	-	-	-	14,508
Net loss before income taxes	(262,532)	(313,513)	(24,121)	(54,394)	(1,875,900)

Provision for income taxes	-	-	-	-	-
Net loss	(262,532)	(313,513)	(24,121)	(54,394)	(1,875,900)
Foreign currency translation adjustment	-	-	(1,332)	(1,528)	-
Comprehensive loss	$(262,532)	$(313,513)	$(25,453)	$(55,922)	$(1,875,900)

Earnings per weighted average number of shares outstanding during the period
Basic
Loss from continuing operations	$(0.007)	$(0.009)	$-	$-
Net loss	$(0.007)	$(0.009)	$-	$-
Diluted
Loss from continuing operations	$(0.007)	$(0.009)	$-	$-
Net loss	$(0.007)	$(0.009)	$-	$-
Weighted average number of common shares outstanding during the year
Basic	33,357,219	33,290,553	28,223,886	28,223,886
Diluted	33,357,219	33,290,553	28,223,886	28,223,886

See accompanying notes to financial statements

Racino Royale, Inc. and Subsidiar ies
 (A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Period from Re-entering the Development Stage
Through to March 31, 2008

	Common Stock		Additional paid-in	Common stock	Accumulated	Accumulated comprehensive	Total stockholders’
	Shares	Amount	capital	subscribed	deficit	loss	deficiency

Balance December 15, 2004	23,223,886	$233	5,278,750	-	(5,032,234)	(315,536)	(68,787)

Net loss for the period	-	-	-	-	(15,050)	-	(15,050)

Restatement of foreign currency translation adjustments	-	-	-	-	(315,536)	315,536	-

Balance, September 30, 2005	23,223,886	$233	5,278,750	-	(5,362,820)	-	(83,837)

Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	-	1,200,050

Issuance of common stock purchase warrants for licensing rights	-	-	93,694	-	-	-	93,964

Foreign currency translation adjustment	-	-	-	-	-	12,037	12,037

Net loss for year	-	-	-	-	(59,998)	-	(59,998)

Balance, September 30, 2006	28,223,886	$283	6,572,444	-	(5,422,818)	12,037	1,161,946

Issuance of common stock for related party debt	5,000,000	50	249,950	-	-	-	250,000

Foreign currency translation adjustment	-	-	-	-	-	(12,037)	(12,037)

Net loss for year	-	-	-	-	(1,487,342)	-	(1,487,342)

Balance, September 30, 2007	33,223,886	$333	6,822,394	-	(6,910,160)	-	(87,433)

Issuance of common stock pursuant to private placement	800,000	8	39,992	-	-	-	40,000

Common stock subscribed	-	-	-	10,000	-	-	10,000

Net loss for the period	-	-	-	-	(313,513)	-	(313,513)

Balance, March 31, 2008	34,023,886	$341	6,862,386	10,000	(7,223,673)	-	(350,946)

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2008 and 2007
and the Period from Re-entering the
Development Stage Through to March 31 , 2008

	Six months ended March 31,		(Note 1) Period from re-entering the Development Stage through to
	2008	2007	March 31,2008
Net cash used in operations
Net loss	(313,513)	(54,394)	(1,890,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of licensing rights	-	-	1,317,471
Changes in operating assets and liabilities:
Accounts receivable	-	3,462	-
Accrued liabilities	(4,000)	2,130	4,000
Prepaid expenses	(4,744)	-	(5,000)
Advances to/from related party	-	45,040	-
Accounts payable	(1,350)	(19,883)	25,726
Net cash used in operating activities	(323,607)	(23,645)	(548,214)
Cash flows provided by investing activities:
Acquisition of licensing rights	-	-	(23,727)
Net cash provided by investing activities:	-	-	(23,727)
Cash flows provided by financing activities:
Issuance of common stock	50,000	-	50,000
Increase in due to related parties	283,929	-	585,056
Net cash provided by financing activities:	333,929	-	635,056

Increase (decrease) in cash and cash equivalents from continuing operations	-	-	63,115

Increase (decrease) in cash and cash equivalents from discontinued operations	-	-	(50,318)

Effect of exchange rate changes	-	(1,528)	-

Increase (decrease in cash and cash equivalents)	10,322	(25,173)	12,797

Cash and cash equivalents, beginning of period	2,475	27,059	-
Cash and cash equivalents, end of period	12,797	1,886	12,797

Non cash activities:

During the six months ended March 31, 2008 the Company agreed to issue 13,500,000 shares of its common stock valued at $945,000 to acquire InterAmerican Gaming Corp.

See accompanying notes to financial statements.

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2008

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

On January 28, 2008, the Company acquired all of the issued and outstanding shares of InterAmerican Gaming Corp. (“InterAmerican”) a private casino management company focused on Latin America. InterAmerican provides experience in the Latin American gaming markets with specialization in implementing technology, systems and marketing programs. The company is pursuing acquisitions of existing operations as well as developing casino projects with hotel and resort partners.

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

There is doubt about the Company's ability to continue as a going concern as it has an accumulated deficit of $7,223,673 and a stockholders’ deficiency of $350,946 as at March 31, 2008.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

Note 2. Summary of Significant Accounting Policies

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The Company is currently evaluating the adoption of this pronouncement and expects no material impact on the Company’s consolidated financial statements.

Note 4 – Intangibles

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America (Note 7). The agreements which at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. Intangible assets will begin to be amortized once contracts are signed and begin to produce revenue.

Note 5 – Un-issued Share Liability

On January 28, 2008, the Company acquired InterAmerican a private casino management company focused on Latin America. The Company agreed to acquire InterAmerican for 13,500,000 shares of common stock. As of March 31, 2008, the shares had not yet been issued and the Company has recorded a $945,000 un-issued share liability representing the fair value of the un-issued shares.

Note 6 – Due to Related Parties

Amounts due to related parties are non-interest bearing, unsecured and have no specified terms of repayment and arise from the related parties settling liabilities on behalf of the Company.  At March 31, 2008, $479,788 was due to Eiger Technology Inc. Eiger Technology Inc. is considered a related party due to its ownership interest in Racino and $5,000 was due to John Simmonds, Chief Executive Officer of the Company.

Note 7 – Acquisition of InterAmerican

On January 28, 2008, the Company acquired InterAmerican in exchange for 13,500,000 shares. The consolidated financial statements include the operating results of InterAmerican effective February 1, 2008.

The business combination is accounted for using the purchase method.  The fair value of the assets acquired is as follows:

Intangibles assets	$1,228,965
Less liabilities assumed:
Accounts payable	(134,233)
Due to related parties	(149,732)
Net assets acquired at fair value	$945,000
Total consideration:
13,500,000 common shares	$945,000

The purchase price was assigned to intangible assets (Note 4).

Note 8 - Subsequent Events

InterAmerican Peru Developments

On April 10, 2008 the Company announced that InterAmerican completed an agreement with Mixtel, S.A.C, a Peruvian company that currently holds a license for importation and commercialization of slot machines in Peru.

On April 22, 2008, the Company announced that InterAmerican received licensing approval from the Peruvian Ministry of Foreign Trade and Tourism ("MINCETUR") to operate a gaming enterprise in that country.

The Company also appointed Mr. Julio Calmet as its Managing Director to fulfill all business development and operational duties from the company's offices in Lima. From 1995 to 2003, Mr. Calmet was a Director and Financial Manager of Inversiones Piramide S.A., a gaming and hospitality company, which operated the Derby Gran Casino and Restaurant in Lima, Peru.

Appointment of G.R. Barber to Board of Directors

On April 30, 2008, the Company announced that G.R. (Randy) Barber, a former Chair of the Alcohol and Gaming Commission of Ontario, as a member of the board of directors.

Private Placement

Subsequent to March 31, 2008, the Company repaid related party indebtedness of $400,000 through the issuance of 8,000,000 shares of its common stock and issued 900,000 common shares for cash proceeds of $45,000.  Cash proceeds were used for general working capital purposes.

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

Overview

During the three month period ended March 31, 2008, the Company closed the acquisition of InterAmerican Gaming Corp. (“InterAmerican”), an entity involved in the development of various Latin American gaming business opportunities. The acquisition will form the beach head for the Company’s development of sustainable operations. InterAmerican is well positioned in this market to take advantage of gaming opportunities with comparatively higher expected returns. The Company is in the process of assembling the necessary business partners, directors, employees and consultants to ensure the successful launch of operations. The new business opportunities will require additional funding for capital expenditures and losses prior to achieving breakeven operations.

Results of operations for the three month period ended March 31, 2008 compared to 2007

General and administrative expenses

General and administrative expenses were $74,226 during the three month period ended March 31, 2008 and $24,121 during the three month period ended March 31, 2007. The increase in expenses is associated with incremental operating levels arising from the InterAmerican acquisition and is primarily travel related.

Management fees – related parties

Management fees to related parties were $120,604 during the three month period ended March 31, 2008 and nil during the three month period ended March 31, 2007. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $67,702 during the three month period ended March 31, 2008 and $nil during the three month period ended March 31, 2007. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions.

Operating loss

The loss from continuing operations during the three month period ended March 31, 2008 was $262,532 compared to $24,121 during the comparative period in the prior year. The change is attributable to an increase in management and professional fees associated with the development of the Latin American gaming ventures. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

Results of operations for the six month period ended March 31, 2008 compared to 2007

General and administrative expenses

General and administrative expenses were $89,497 during the six month period ended March 31, 2008 and $54,394 during the six month period ended March 31, 2007. The increase in expenses is associated with incremental operating levels arising from the InterAmerican acquisition and is primarily travel related.

Management fees – related parties

Management fees to related parties were $131,314 during the six month period ended March 31, 2008 and nil during the six month period ended March 31, 2007. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $92,702 during the six month period ended March 31, 2008 and $nil during the six month period ended March 31, 2007. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions.

Operating loss

The loss from continuing operations during the six month period ended March 31, 2008 was $313,513 compared to $54,394 during the comparative period in the prior year. The change is attributable to an increase in management and professional fees associated with the development of the Latin American gaming ventures. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

Liquidity and Capital Resources

At March 31, 2008, the Company had a working capital deficit of $1,579,911, and cash of $12,797 as compared to working capital deficit of $87,433 and cash and cash equivalents of $2,475 at September 30, 2007. The increase in working capital deficit was primarily attributed to $945,000 of un-issued share liability related to the acquisition of InterAmerican (which will be funded through the issuance of common stock). The Company agreed to issue 13,500,000 shares of its common stock to acquire InterAmerican and at March 31, 2008, had not yet issued such shares. The Company has recorded a liability categorized as un-issued share liability, representing the fair value of the common stock to be issued.

Net cash used in continuing operating activities was $323,607 arising from the operating losses as adjusted for non-cash working capital items.

Cash flows provided by financing activities were $333,929 primarily from advances from related parties and a private placement of shares.

The Company is negotiating the terms and conditions of various business opportunities that will require incremental financing by the Company. Depending upon the result of these negotiations the amount of additional financing may be substantial.

The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. The Company largely relies on related parties to fund the operating losses as it develops its go forward business plan. Management is hopeful that the financial position of the Company will improve as the new business strategy unfolds. There can be no assurance that funding will continue on favourable terms if at all.  In the event the Company does not generate positive cash flow from future operations or cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the business operations.

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
* Filed herein.

(b)            Reports on Form 8-K:

On February 1, 2008 the Company filed Form 8-K with respect to the acquisition of InterAmerican Gaming Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACINO ROYALE, INC.

Dated: May 15, 2008

/s/ John G. Simmonds	/s/ Gary N. Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Chief Executive Officer	Title: Chief Financial Officer