Form 10QSB
period 2008-06-30
RACINO ROYALE, INC.
filed 2008-08-12
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]  No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[X] No[  ]

As of August 8, 2008 the number of common stock outstanding was 56,523,886.

Racino Royale, Inc.
(A Development Stage Company)

INDEX

PART I. Financial Information

Item 1.  Condensed Financial Statements

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Condensed Consolidated Balance Sheet
June 30, 2008

(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$2,888
Prepaid	5,870
Total current assets	8,758

Intangibles (Note 4)	1,228,965

TOTAL ASSETS	$1,237,723

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Due to related parties (Note 5)	307,140
Accounts payable	61,837
Accrued liabilities	11,387
Total current liabilities	380,364

Stockholders’ equity
Common stock, $.00001 par value per share; 100,000,000 shares authorized, 56,523,886 shares issued and outstanding	566
Additional paid-in capital	8,257,161
Accumulated deficit	(7,400,368)
Total stockholders’ equity	857,359

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,237,723

See accompanying notes to financial statements

INDEX
Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Nine Months Ended June 30, 2008, and June 30, 2007 and the Period from Re-entering the Development Stage Through to June 30, 2008
	Three months ended June 30, 2008	Three months ended June 30, 2007	Nine months ended June 30, 2008	Nine months Ended June 30, 2007	(Note 1) Period from re-entering the Development Stage through to June 30, 2008
Revenues:
Provincial grant income	$-	$-	$-	$-	$96,347
Parimutuel betting income	-	-	-	-	19,018
Miscellaneous income	-	-	-	-	571
Total revenues	-	-	-	-	115,936

Cost of revenues:
Purses and rewards	-	-	-	-	60,177
Bets paid out	-	-	-	-	12,539
Total cost of revenues	-	-	-	-	72,716

Gross profit	-	-	-	-	43,220

Operating expenses:
Management fees – related parties	126,639	-	248,952	-	300,695
Professional fees	19,152	-	111,854	-	177,250
General and administrative	30,902	33,240	129,402	87,634	316,309
Total operating expenses	176,693	33,240	490,208	87,634	794,254

Net loss before other expenses and income taxes	(176,693)	(33,240)	(490,208)	(87,634)	(751,034)

Other expenses
Foreign currency gain		-		-	1,399
Loss from impairment of licensing rights		-		-	(1,317,471)
Loss from continuing operations	(176,693)	(33,240)	(490,208)	(87,634)	(2,067,106)

Income from discontinued operations, Net of income taxes		-		-	14,508
Net loss before income taxes	(176,693)	(33,240)	(490,208)	(87,634)	(2,052,598)

Provision for income taxes		-		-	-
Net loss	(176,693)	(33,240)	(490,208)	(87,634)	(2,052,598)
Foreign currency translation adjustment		(4,936)		(6,464)	-
Comprehensive loss	$(176,693)	(38,176)	$(490,208)	(94,098)	$(2,052,598)

Earnings per weighted average number of shares outstanding during the period
Basic
Net loss	$(0.004)	$(0.001)	$(0.013)	(0.003)
Weighted average number of common shares outstanding during the year
Basic	48,040,553	28,223,886	38,207,219	28,223,886

See accompanying notes to financial statements

INDEX

Racino Royale, Inc. and Subsidiar ies
 (A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Period from Re-entering the Development Stage
Through to June 30 , 2008

	Common stock		Additional paid-in	Common stock	Accumulated	Accumulated comprehensive	Total stockholders’
	Shares	Amount	capital	subscribed	deficit	loss	deficiency

Balance December 15, 2004	23,223,886	$233	5,278,750	-	(5,032,234)	(315,536)	(68,787)

Net loss for the period	-	-	-	-	(15,050)	-	(15,050)

Restatement of foreign currency translation adjustments	-	-	-	-	(315,536)	315,536	-

Balance, September 30, 2005	23,223,886	$233	5,278,750	-	(5,362,820)	-	(83,837)

Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	-	1,200,050

Issuance of common stock purchase warrants for licensing rights	-	-	93,694	-	-	-	93,964

Foreign currency translation adjustment	-	-	-	-	-	12,037	12,037

Net loss for year	-	-	-	-	(59,998)	-	(59,998)

Balance, September 30, 2006	28,223,886	$283	6,572,444	-	(5,422,818)	12,037	1,161,946

Issuance of common stock for related party debt	5,000,000	50	249,950	-	-	-	250,000

Foreign currency translation adjustment	-	-	-	-	-	(12,037)	(12,037)

Net loss for year	-	-	-	-	(1,487,342)	-	(1,487,342)

Balance, September 30, 2007	33,223,886	$333	6,822,394	-	(6,910,160)	-	(87,433)

Issuance of common stock pursuant to private placement	1,800,000	18	89,982	-	-	-	90,000

Common stock issued pursuant to acquisition of subsidiary	13,500,000	135	944,865	-	-	-	945,000

Issuance of common stock in repayment of amounts owed to a related party liability	8,000,000	80	399,920	-	-	-	400,000

Net loss for the period	-	-	-	-	(490,208)	-	(490,208)

Balance, June 30, 2008	56,523,886	566	8,257,161	-	(7,400,368)	-	857,359
See accompanying notes to financial statements

INDEX

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30 , 2008 and 2007
and the Period from Re-entering the
Development Stage Through to June 30 , 200 8

	Nine months ended June 30,		(Note 1) Period from re-entering the Development Stage through to
	2008	2007	June 30,2008
Net cash used in operations
Net loss	(490,208)	(87,634)	(2,067,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of licensing rights	-	-	1,317,471
Changes in operating assets and liabilities:		-
Accounts receivable	-	3,258	-
Accrued liabilities	3,387	(3,059)	11,384
Prepaid expenses	(5,614)	-	(5,870)
Advances to/from related party	-	65,945	-
Accounts payable	(103,433)	1,345	(76,354)
Net cash used in operating activities	(595,868)	(20,145)	(820,475)

Cash flows used in investing activities:
Acquisition of licensing rights	-	-	(23,727)
Net cash used in investing activities:	-	-	(23,727)

Cash flows provided by financing activities:
Issuance of common stock	90,000	-	90,000
Increase in due to related parties	506,281	-	807,408
Net cash provided by financing activities:	596,281	-	897,408

Increase in cash and cash equivalents from continuing operations	413	-	53,206

Decrease in cash and cash equivalents from discontinued operations	-	-	(50,318)

Effect of exchange rate changes	-	(6,464)	-

Increase (decrease) in cash and cash equivalents	413	(26,609)	2,888

Cash and cash equivalents, beginning of period	2,475	27,059	-
Cash and cash equivalents, end of period	2,888	450	2,888

Non cash activities:

During the nine months ended June 30, 2008 the Company:

1.	issued 13,500,000 common shares valued at $945,000 pursuant to the acquisition of InterAmerican Gaming Corp.
2.	issued 8,000,000 common shares valued at $400,000 in repayment of amounts owed to a related party liability.

See accompanying notes to financial statements.

INDEX

Racino Royale, Inc. and Subsidiaries
 (A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2008

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

On June 19, 2008, the Company formed a new subsidiary called IAG Peru S.A.C. (“IAG Peru”) to begin to organize the development of certain Peruvian opportunities. IAG Peru is 99% owned By InterAmerican and 1% by Racino Royale.

INDEX

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

There is doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $371,606 and an accumulated deficit of $7,400,368 as at June 30, 2008.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

Changes in Directors

On May 14, 2008, the Company appointed three new directors to the Board, Mr. Graham Simmonds, Mr. Randy Barber, and Mr. Adam Szweras.  Ms. Carrie Weiler resigned as a director on May 14, 2008 also.

Ms. Weiler’s resignation was voluntary.

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

INDEX

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

Note 4 – Intangibles

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America (Note 6). The agreements which at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. Intangible assets will begin to be amortized once contracts are signed and begin to produce revenue.

Note 5 – Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due to related parties were:

June 30, 2008
Entities with common directors and/or officers	301,991
Officer’s and director’s	5,149
Total	$307,140

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

INDEX

Note 6 – Acquisition of InterAmerican

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

Note 7 - Subsequent Events

Slot Machines

During the three months ended June 30, 2008, the Company agreed to acquire 100 slot machines to be placed in casinos in Peru.  The machines will be financed through a related party leasing enterprise.  The machines will be assets of IAG Peru and the first machines will begin to generate revenues during the three month period ended September 30, 2008.

Amendments to Articles of Incorporation

On July 14, 2008, shareholders representing a majority of our voting capital stock outstanding consented to amendments to our Articles of Incorporation and to ratify adoption of the Company’s 2008 Stock Option Plan. The purpose of the amendments is to increase our authorized capital stock from 100,000,000 shares, consisting of 100,000,000 shares of Common Stock, to 200,000,000 shares of authorized capital, consisting of 200,000,000 shares of Common Stock, and to change our name to “InterAmerican Gaming, Inc.”  The amendments will become effective after certain regulatory approvals have been obtained.   Management is hopeful to complete this process prior to September 30, 2008.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

INDEX

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

Overview

During the three month period ended June 30, 2008, the Company continued to assemble the necessary business partners, directors, employees, and consultants to exploit various Latin American gaming business opportunities.The new business opportunities will require additional funding for capital expenditures and losses prior to achieving breakeven operations.

Results of operations for the three month period ended June 30, 2008 compared to 2007

General and administrative expenses

General and administrative expenses were $30,902 during the three month period ended June 30, 2008 and $33,240 during the three month period ended June 30, 2007.  General and administrative expenses during the three months ended June 30, 2008 are associated with incremental operating levels from the InterAmerican acquisition and the Company’s development of gaming business opportunities in the Latin American market.

Management fees – related parties

Management fees to related parties were $126,639 during the three month period ended June 30, 2008 and nil during the three month period ended June 30, 2007. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $19,152 during the three month period ended June 30, 2008 and $nil during the three month period ended June 30, 2007. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions.

Operating loss

The loss from continuing operations during the three month period ended June 30, 2008 was $176,693 compared to $38,176 during the comparative period in the prior year. The change is attributable to an increase in management and professional fees associated with the development of the Latin American gaming ventures. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

INDEX

Results of operations for the nine month period ended June 30, 2008 compared to 2007

General and administrative expenses
General and administrative expenses were $129,402 during the nine month period ended June 30, 2008 and $87,634 during the nine month period ended June 30, 2007. The increase in expenses is associated with incremental operating levels arising from the InterAmerican acquisition and is primarily travel related.

Management fees – related parties

Management fees to related parties were $248,952 during the nine month period ended June 30, 2008 and $nil during the nine month period ended June 30, 2007. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $111,854 during the nine month period ended June 30, 2008 and $nil during the nine month period ended June 30, 2007. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions.

Operating loss

The loss from continuing operations during the nine month period ended June 30, 2008 was $490,208 compared to $94,098 during the comparative period in the prior year. The change is attributable to an increase in management and professional fees associated with the development of the Latin American gaming ventures. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

Liquidity and Capital Resources

At June 30, 2008, the Company had a working capital deficit of $371,606 and cash of $2,888 as compared to working capital deficit of $87,433 and cash and cash equivalents of $2,475 at September 30, 2007. The increase in working capital deficit was primarily attributed to an increase of $288,843 in amounts due to related parties for the nine month period ended June 30, 2008. Amounts due to related parties are non-interest bearing, unsecured and have not specific terms of repayment.

 Net cash used in continuing operating activities was $595,868 arising from the operating losses as adjusted for non-cash working capital items.

Cash flows provided by financing activities were $596,281 primarily from advances from related parties and a private placement of shares.

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

INDEX

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

Item 3. Controls And Procedures

Evaluation of disclosure controls and procedures
Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in internal controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

INDEX

PART II Other Information

Item 1. Legal Proceedings.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2. Changes In Securities And Use Of Proceeds
Date	Securities Issued To:	Number of Shares

04-Apr-08	Foundation Opportunities	2,000,000
04-Apr-08	Brian Micner	150,000
04-Apr-08	Namoi Hoffenberg	150,000
04-Apr-08	Irene Szweras	150,000
04-Apr-08	Zachary Goldman	150,000
04-Apr-08	Mark Sternberg	150,000
04-Apr-08	Angelia Chiu	150,000
04-Apr-08	Miriam Azimi	150,000
04-Apr-08	Efstathia Banks	150,000
04-Apr-08	The Woodham Group	350,000
04-Apr-08	Sarah Francis	150,000
04-Apr-08	Kristen Gregory	150,000
04-Apr-08	2148099 Ontario	300,000
04-Apr-08	Matthew Linton	250,000
04-Apr-08	Eric Rahn	1,800,000
04-Apr-08	Robert Stavis	200,000
04-Apr-08	Robert Rodriguez	750,000
04-Apr-08	David Tsubouchi	100,000
04-Apr-08	GR Randy Barber	200,000
04-Apr-08	Aubrey Zidenberg	100,000
04-Apr-08	David Carbonaro	200,000
04-Apr-08	Gordon Ashworth	125,000
04-Apr-08	Helmut Biemann	125,000
04-Apr-08	James Boyden	100,000
04-Apr-08	Adam Petrillo	200,000
09-May-08	Ken Hertz & Teri Hertz	200,000
09-May-08	Leslie Schlesinger	100,000
09-May-08	Mark Kolovson	100,000
09-May-08	Stephen Dulmage	500,000
09-May-08	ETIFF Holdings	8,000,000
12-May-08	Rosemary Gillespie	300,000
12-May-08	Mark Gregory	300,000
12-May-08	Michael Connell	200,000
12-May-08	2022304 Ontario	750,000
12-May-08	MBC Racing	1,000,000
12-May-08	Debbie Hammond	300,000
12-May-08	Kimmo Oikkimus	300,000
12-May-08	Gracom Holdings	1,000,000
12-May-08	Morningside Capital	1,000,000
12-May-08	Brimas Consulting	50,000
20-May-08	Allyson Savedra	100,000
	Total	22,500,000

INDEX

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
* Filed herein.

(b)            Reports on Form 8-K:

On May 21, 2008 the Company filed form 8-K with the respect to the appointment of three new members to the Board and the resignation of one member of the Board.

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RACINO ROYALE, INC.

Dated: August 12, 2008

/s/ John G Simmonds	/s/ Gary N Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Chief Executive Officer	Title: Chief Financial Officer