Form 10KSB
period 2008-09-30
RACINO ROYALE, INC.
filed 2008-12-29
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File No. 000-31639

INTERAMERICAN GAMING, INC.
(Name of Small Business Issuer in its charter)

RACINO ROYALE, INC.
(Former Name, Former Address and Former Fiscal Year,
 if changed since last Report)

Nevada (State or other jurisdiction of incorporation or organization)	88-0436364 (I.R.S. Employer Identification No.)

144 Front Street, Suite 700 Toronto, Ontario, Canada, M5J 2L7 (Address of Principal Executive Offices)	416-477-5656 (Issuer’s Telephone No., including area code)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.00001

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

The issuer’s revenues for the fiscal year ended September 30, 2008 were $Nil.

Based on the closing price on December 19, 2008 of $0.25 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $8,842,322.  For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of December 19, 2008, the number of shares outstanding of the registrant’s Common Stock was 66,781,886 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: NONE

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

InterAmerican Gaming, Inc.

Table of Contents

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

History

The company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.  On December 12, 2001, the Company changed its name to K-Tronik International Corp. ("KTI").

KTI was engaged in the manufacture and distribution of various types of electronic stabilizers and illuminator ballasts for fluorescent lighting fixtures

On December 15, 2004, KTI entered into an agreement to sell its stabilizer and ballast business.

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

On July 14, 2008, the Company changed its name to InterAmercian Gaming, Inc. to better reflect the international nature of the future business enterprise.

Development Stage Operations

The Company re-entered development stage in December 2004 and was considered to be in the development stage on September 30, 2008. During the year ended September 30, 2008, the Company acquired assets to generate revenue but did not earn any material amount of revenue from operations. Revenue generating assets have been acquired but at September 30, 2008 were not fully put in use.

Business of the Company

During the current fiscal year, the Company was reorganized to begin developing international gaming operations. Management is focusing on organizing gaming ventures, in partnership with various entities, in the Caribbean and Latin America. Management intends to open or manage gaming ventures in horseracing tracks and stand alone casinos. The Company acquired 80 video lottery terminal slot machines during the year and began deploying the assets in non-owned gaming locations. Management plans to monitor the success of these assets in order to develop a business plan that could include further deployment of machines and opening or acquiring its own gaming operations.

Management has explored several geographic jurisdictions and is working toward selecting the initial markets to pursue. Current opportunities include marine vessel based opportunities and re-establishing land based casinos at existing entertainment complexes. Current potential markets include Peru, Ecuador and Jamaica.

Many of the potential projects of the Company will be done in conjunction with a related entity Gate To Wire Solutions, Inc. (“Gate To Wire”). Gate To Wire and the Company have certain common officers and directors. Gate To Wire will provide operating knowledge in the area of simulcasting of live horseracing video signals to potential projects and also outbound video signals if the project involves an existing horseracing operation. Management believes that the co-development of casino operations and live simulcast signals to potential projects, provides a more complete package for the negotiation and marketing of the projects. The projects will be operated separately and may not necessarily evolve at the same pace.

Recent Developments

Acquisition of InterAmerican Gaming, Corp.

On January 28, 2008, the Company acquired all of the issued and outstanding shares of InterAmerican Gaming Corp. a private casino management company focused on Latin America. InterAmerican provides experience in the Latin American gaming markets with specialization in implementing technology, systems and marketing programs. The company is pursuing acquisitions of existing operations as well as developing casino projects with hotel and resort partners. InterAmerican Gaming Corp. was renamed InterAmerican Operations, Inc. when the Company changed its name from Racino Royale, Inc. to InterAmerican Gaming, Inc.

InterAmerican Operations, Inc. will primarily serve as the key management operating entity across several jurisdictions.

Peru Gaming License

On April 22, 2008, the Company received licensing approval from the Peruvian Ministry of Foreign Trade and Tourism to operate a gaming enterprise in that country. This license allows the Company to import and deploy slot machine assets in Peru.

Appointment of New Director

On April 30, 2008 the Company announced the addition of G.R. Barber to its Board of Directors.  Mr. Barber is a highly respected gaming executive with over 40 years of business, regulatory and government experience.

Slot Machines

On June 19, 2008, the Company announced that its wholly owned subsidiary, InterAmerican Gaming Corp. received an initial order of 80 slot machines in Lima, Peru.

Incorporation of IAG Peru SAC

On June 19, 2008, the Company formed a new subsidiary called IAG Peru S.A.C. (“IAG Peru”) to begin to organize the development of certain Peruvian opportunities. IAG Peru is 99% owned by InterAmerican Gaming Operations and 1% by InterAmerican Gaming, Inc.

Management intends to form other local jurisdiction subsidiaries in the markets they intend to pursue.

Name Change to InterAmerican Gaming, Inc.

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

On October 20, 2008, the name change from Racino Royale, Inc. to InterAmerican Gaming, Inc. became effective.  The new trading symbol assigned is IAGM.  The name change reflects the Company’s new business direction.

Government Regulations

The government of Peru remains committed to pursuing an investor-friendly business climate.  Peru’s Foreign Investment Law offers automatic investment authorization and national treatment to foreign investors.

Foreign currency may be used to acquire goods abroad or cover financial obligations so long as the operator is in compliance with the relevant Peruvian tax legislation.  There are no barriers to profit remittances and capital repatriation.

Although the government has recognized the problem of allegations of judicial corruption and is taking steps to reform the judiciary, progress on this front is expected to take some time.

In May 2008, Canada and Peru signed a free trade agreement (FTA) which will, once implemented, provide an even greater level of predictability for foreign investment into Peru.

Employees

As of the date of this report, we have 6 employees, including our current officers, and independent contractors.

Risk Factors

The Company plans to operate in Latin American Caribbean markets where government regulations are evolving and changing. There are significant risks that will have to be considered with each transaction the Company enters in this market. Management, however, is of the opinion that there are methods in which the Company can operate in these markets at substantially lower risk profiles. These might include but are not limited to providing secured financing to gaming operators rather than assuming operational risk associated with direct ownership.

The Company is at risk of failing to assemble the necessary funding to develop plan projects due to the current global crisis. Projects may have to be reconfigured to reduce initial financing while financial markets remain unstable.

The Company is at risk in finding and retaining well trained and seasoned management in foreign jurisdictions. The Company plans to develop the gaming opportunities in partnership with experienced gaming entities which in and of itself presents a risk of failure.

ITEM 2 - DESCRIPTION OF PROPERTY

Our executive offices are located at 144 Front Street, Suite 700, Toronto, Ontario, Canada M5J 2L7 (tel. 416-477-5656, fax 647-722-7363) at the offices of Gamecorp Ltd. (formerly Eiger Technology, Inc) the controlling shareholder of the Company.  The Company does not pay rent for the use of these facilities.

ITEM 3 - LEGAL PROCEEDINGS

We are unaware of any material pending legal proceedings to which we are a party or of which any of our property is subject.  Our management is not aware of any threatened proceedings by any person, organization or governmental authority.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock currently is listed for trading on the OTC BB under the symbol "IAGM."  The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

2007 FISCAL YEAR:

	High	Low

1st Quarter	0.75	0.30
2nd Quarter	0.20	0.08
3rd Quarter	0.10	0.05
4th Quarter	0.08	0.07

2008 FISCAL YEAR:

	High	Low

1st Quarter	0.12	0.10
2nd Quarter	0.13	0.08
3rd Quarter	0.29	0.15
4th Quarter	0.20	0.11

At December 19, 2008 the closing bid price of our Common Stock was $0.25 per share.

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

For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  So long as InterAmerican Gaming, Inc. common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in InterAmerican Gaming, Inc.’s shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

(a)  As of September 30, 2008, there were 103 stockholders of record of our common stock, including 79 beneficial holders.

(b)   We did not pay any dividends on our Common Stock during the two years ended September 30, 2008.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2009.  See "Part II, Item 7, Financial Statements."

(c)  There are no outstanding options to purchase, or securities convertible into our common stock although the shareholders at a meeting held on July 14, 2008 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 7,500,000 incentive stock options to directors and employees at the board of directors’ discretion.

(d)  There are warrants outstanding to acquire 2,500,000 shares of InterAmerican Gaming Inc. stock (Note - 7).

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

Overview

The Company’s focus is on gaming opportunities in Latin America.  On January 28, 2008 we acquired all of the issued and outstanding InterAmerican Gaming Corp. a private casino management company focused on Latin America.  The InterAmerican acquisition provides the Company with the experience in Latin American gaming markets to pursue acquisitions of existing operations as well as develop projects with hotel and casino projects.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2008 and 2007

We generated $Nil in revenues during the year ended September 30, 2008 compared to $Nil during the comparative period in the prior year.  Operations of IAG Peru S.A.C. did not commence until the fourth quarter of 2008.

Total expenses during the year ended September 30, 2008 were $1,032,991 compared to $171,270 during the year ended September 30, 2007. Management fees to related parties were $223,788 in the current year and $51,743 in the prior year. Current year’s management fees include payments made for the services of the Company’s officers. Professional fees totaled $138,881 in fiscal 2008 compared to $39,965 during fiscal 2007. Professional fees primarily include audit and accounting services costs.  Management fees to related parties and professional fees have increased year over year by $172,045 and $98,916 respectively.  Increased costs relate to increased business activity in relation to the Company’s entrance into the Latin American gaming market.  General and administrative expenses increased from $79,562 during fiscal 2007 to $670,322. General and administrative expenses during the twelve months ended September 30, 2008 increased $590,760 year over year and is a result of increased operating levels from the InterAmerican acquisition and the Company’s development of gaming business opportunities in the Latin American market.  General and administrative costs for 2008 included: travel and entertainment costs of $117,982, advertising and promotion of $27,781, consulting fees of $448,978, director’s fees of $61,516 and miscellaneous costs of $14,065.  Consulting fees include the issuance of 2,000,000 common share purchase warrants issued during the twelve month period ended September 30, 2008 valued at $201,000.

We recorded $7,038 in amortization for the period ended September 30, 2008 and $Nil for the comparable period ended September 30, 2007.  The increase to amortization relates to the capital lease of gaming equipment in the fourth quarter of 2008 and the purchase of various office equipment for the operations in Peru.

We recorded a foreign currency gain of $22,216 for 2008 and $1,399 for the comparative period in 2007.

During the period ended September 30, 2008 we recorded interest expense of $4,350 in relation to the capital lease of gaming equipment in the fourth quarter of 2008.

As a result, we had a net loss of ($1,022,163) during the twelve month period ended September 30, 2008, (approximately $0.024 per share) compared to a net loss of ($1,487,342) in the same period ended September 30, 2007 (approximately $0.05 per share)

We expect the operating losses to continue until breakeven operations are achieved under the new business opportunities. Additional financing will be required in order to fund operating losses.

PLAN OF OPERATION

We intend to capitalize on the Latin American gaming experience acquired with the InterAmerican acquisition and to pursue existing operations as well as develop casino projects with hotel and resort partners.

InterAmerican Gaming, Inc. will need to raise additional cash to continue to pay its operating expenses in the next twelve months until the day to day operating costs are offset.

We plan to raise additional funds, in the next twelve months, through the issuance of its common stock or through a combination of equity and debt security instruments. It is anticipated that the debt security instruments will have conversion features that would cause further dilution to existing shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets increased from $29,901 at September 30, 2007 to $1,665,073 at September 30, 2008.  The increase is primarily the result of intangibles acquired with the InterAmerican acquisition and the capital lease of gaming equipment.

The most significant tangible asset we held at September 30, 2008 was gaming equipment with a value of $415,262.

Our total liabilities increased from $117,334 at September 30, 2007 to $649,669 at September 30, 2008. Due to related parties balance increased from $78,297 at September 30, 2007 to $185,868 at September 30, 2008. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $31,037 at the beginning of the year to $113,051 at the end. Accrued liabilities increased from $8,000 at September 30, 2007 to $8,500 at September 30, 2008. Accrued liabilities include accrued professional fees.  Unissued share liability increased from $Nil at September 30, 2007 to $43,900 at September 30, 2008 (Note 8).

Obligations under capital lease increased to $298,350 at September 30, 2008 as a result of a capital lease of 80 gaming machines for the Latin American market, of which $48,883 is a current liability and $249,467 is a long-term liability (Note 10).

The stockholders’ equity increased from a deficiency of ($87,433) at September 30, 2007 to equity of $1,015,404 at September 30, 2008.  The increase in equity is attributable to:

1.	the issuance of 1,900,000 common shares valued at $95,000 pursuant to private placements;
2.	the issuance of 200,000 common shares valued at $10,000 for consulting services provided;
3.	the exercise of 200,000 common stock purchase warrants for consideration of $30,000;
4.	the issuance of 16,880,000 common shares valued at $844,000 in repayment of related party liabilities;
5.	the acquisition of InterAmerican and recording of 1,228,965 of intangibles;
6.	offset by the $1,022,163 loss for the year.

At September 30, 2008, we had a working capital deficit of $379,356.  We had cash balances of $18,478 at September 30, 2008 and we are largely reliant upon our ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $113,051 we owe related companies $185,868 without specific repayment terms.

During the fiscal year ended September 30, 2008 we; 1) used $827,956 in cash in operating activities arising primarily from operating losses, 2) generated $967,909 in cash from financing activities which included cash proceeds of $872,909 from related parties, and 3) used $123,950 in cash in investing activities arising primarily from the capital lease of slot machines.

We remain in the development stage and, since reentering the development stage, have experienced significant liquidity problems and have limited capital resources now at September 30, 2008.

Our sources of cash have been loans or private placements of common stock. Although we have been successful in limited third party equity financing, thus far the development of our operations has been substantially funded by Gamecorp, the largest single shareholder of the Company. This initial financing is intended to fund operations only up to project commitment or launch stage. For further clarity Gamecorp is generally able and willing to fund day to day operating costs, travel expenses, the costs of due diligence and third party feasibility studies.  Although Gamecorp may participate in the financing of project capital costs, we expect that any material project financing will have to be assembled by the Company itself. Such financing could include straight forward senior debt, convertible debt or equity. Shareholders may experience significant dilution.

Certain initial opportunities we are contemplating are relatively large in the context of the projects we have historically undertaken and may involve $8-10 million in incremental project financing which may prove to be difficult to assemble during the current global financial crisis. We intend to manage the development of our projects such that we will not risk damage to our reputation and financial position. The development of our projects will have to be somewhat flexible in light of the current turmoil in financial markets. Our strategy to mitigate the effect of the current financial crisis is to explore markets that have been less affected by world market events.

Based on our planned commitments, our current cash resources are insufficient to develop the planned projects over the next 12 months. We are unable to carry out any plan of business without funding. We will need additional financing to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital when needed.  The inability to obtain sufficient funds from external sources when needed could have a material adverse affect on our results of operations, financial condition and the success of future projects.

We cannot predict to what extent our current lack of liquidity and capital resources will impair our new business operations. However we believe we will incur further operating losses. There is no assurance that we can continue as a going concern without continued funding. In our current state of development we reliant upon the continued funding by related entities. There can be no assurance that this funding will continue as these related parties are also affected by the global financial turmoil.

We estimate that the Company will require additional financing to cover legal, accounting, consulting, management fees and the miscellaneous costs of being a reporting company in the next fiscal year.

Going concern qualification: We have incurred significant losses from operations for the year ended September 30, 2008, and such losses are expected to continue.  In addition, we have a working capital deficit of $379,356 and an accumulated deficit of $7,932,323.  The foregoing raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets andliabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the “Notes to Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended September 30, 2008.

ITEM 7 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  and Stockholders of
InterAmerican Gaming, Inc. (formerly known as Racino Royale, Inc.)
(A Development Stage Company)
Nevada

We have audited the accompanying consolidated balance sheet of InterAmerican Gaming, Inc. and Subsidiaries (a development stage company) as of September 30, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the two years ended September 30, 2008 and 2007 and for the period from reentering the development stage through September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Gaming, Inc. and Subsidiaries as of September 30, 2008, and the results of its operations and its cash flows for the two years in the period then ended and for the period from reentering the development stage through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming InterAmerican Gaming, Inc.  and Subsidiaries will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
  December 29, 2008

F1

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
(formerly known as Racino Royale, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2008

ASSETS
2008
Current assets
Cash and cash equivalents	$18,478
Accounts receivable	333
Prepaid expenses	2,035

Total current assets	20,846

Equipment, net of accumulated amortization (Note 9)	415,262
Intangibles (Note 5)	1,228,965

Total assets	$1,665,073

LIABILITIES
Current liabilities
Due to related parties (Note 4)	$185,868
Accounts payable	113,051
Accrued liabilities	8,500
Unissued share liability (Note 8)	43,900
Obligations under capital lease (Note 10)	48,883

Total current liabilities	400,202

Obligations under capital lease (Note 10)	249,467

Total liabilities	$649,669

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par value; 200,000,000 shares authorized, 65,903,886 shares issued and outstanding (Note 7)	$660
Additional paid-in capital	8,947,067
Accumulated deficit	(7,932,323)

Total stockholders’ equity	1,015,404

Total liabilities and stockholders’ equity	$1,665,073

F2

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
(formerly known as Racino Royale, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended September 30, 2008 and 2007 and the Period from
Re-entering the Development Stage Through to September 30, 2008

	2008	2007	(Note 1) Period fromRe-entering the Development Stage Through to September 30, 2008
Revenues
Provincial grant income	$-	$-	$96,347
Pari-mutuel betting income	-	-	19,018
Miscellaneous income	-	-	571
Total Revenues	-	-	115,936
Cost of Revenues
Purses and awards	-	-	60,177
Bets paid out	-	-	12,539
Total Cost of Revenues	-	-	72,716
Gross Margin	-	-	43,220
Expenses
Management fees – related party	223,788	51,743	275,531
Professional fees	138,881	39,965	204,277
General and administrative	670,322	79,562	857,229
Total Expenses	1,032,991	171,270	1,337,037
Net loss before other expenses	(1,032,991)	(171,270)	(1,293,817)
Other Expense:
Amortization	7,038	-	7,038
Foreign Currency Gain	(22,216)	(1,399)	(23,615)
Loss from Impairment of Licensing Rights (note 3)	-	1,317,471	1,317,471
Interest expense	4,350	-	4,350
Total other expenses	(10,828)	1,316,072	1,305,244
Loss from Continuing Operations	(1,022,163)	(1,487,342)	(2,599,061)
Income from Discontinued Operations, Net of Income Taxes	-	-	14,508
(Loss) Income Before Income Taxes	(1,022,163)	(1,487,342)	(2,584,553)
Provision for income taxes (Note 11)	-	-	-
Net (Loss) Income	-	(1,487,342)	-
Foreign currency translation adjustment	-	(12,037)	-
Comprehensive (Loss) Income	$(1,022,163)	$(1,499,379)	$(2,584,553)

Earnings for Weighted Average Number of Shares Outstanding During the Year
Basic
Loss from continuing operations	$(0.024)	$(0.05)
Net Loss	$(0.024)	$(0.05)
Diluted
Loss from continuing operations	$(0.024)	$(0.05)
Net Loss	$(0.024)	$(0.05)
Weighted Average Number of Common Shares Outstanding During the Year
Basic	43,260,553	28,848,886
Diluted	44,089,224	29,092,788

F3

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
(formerly known as Racino Royale, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
Period from Re-Entering the Development Stage
Through September 30, 2008

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity (Deficit)
Balance December 15, 2004	23,223,886	$233	$5,278,750	$(5,032,234)	$(315,536)	$68,787)
Net loss for the period	-	-	-	(15,050)	-	(15,050)

Restatement of foreign currency translation adjustments	-	-	-	(315,536)	315,536	-
Balance, September 30, 2005	23,223,886	$233	$5,278,750	$(5,362,820)	$-	$(83,837)
Issuance of common stock for licensing rights	5,000,000	50	1,200,000	-	-	1,200,050
Issuance of common stock purchase warrants for licensing rights	-	-	93,694	-	-	93,964
Foreign currency translation adjustment	-	-	-	-	12,037	12,037
Net loss for year	-	-	-	(59,998)	-	(59,998)
Balance, September 30, 2006	28,223,886	$283	$6,572,444	$(5,422,818)	$$12,037	$1,161,946
Issuance of common stock for related party debt	5,000,000	50	249,950	-	-	250,000
Foreign currency translation adjustment	-	-	-	-	(12,037)	(12,037)
Net loss for year	-	-	-	(1,487,342)	-	(1,487,342)
Balance, September 30, 2007	33,223,886	$333	$6,822,394	$(6,910,160)	$-	$(87,433)

Issuance of common stock pursuant to private placement	1,900,000	19	94,981	-	-	95,000
Issuance of common stock for consulting services provided	200,000	2	9,998	-	-	10,000
Exercise of common stock purchase warrants	200,000	2	29,998	-	-	30,000
Common stock issued pursuant to acquisition of subsidiary	13,500,000	135	944,865	-	-	945,000
Issuance of common stock in repayment of amounts owed to a related party liability	16,880,000	169	843,831	-	-	844,000
Issuance of common stock purchase warrants	-	-	201,000			201,000
Net loss for the year	-	-	-	(1,022,163)	-	(1,022,163)
Balance September 30, 2008	65,903,886	$660	$8,947,067	$(7,932,323)	$-	$1,015,404

F4

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
(formerly known as Racino Royale, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
Years Ended September 30, 2008 and 2007 and the Period from
Re-entering the Development Stage Through to September 30, 2008

	For the year ended September 30, 2008	For the year ended September 30, 2007	(Note 1) Period from Re-entering the Development Stage Through to September 30, 2008
Operating activities
(Loss)	$(1,022,163)	$(1,487,342)	$(2,599,061)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Impairment of licensing rights	-	1,317,471	1,317,471
Amortization	7,038	-	7,038
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(333)	5,847	(333)
Decrease (increase) in prepaid expenses	(1,779)	(256)	(2,035)
Increase (decrease) in accounts payable	189,781	10,124	216,857
Increase (decrease) in accrued liabilities	(500)	(7,431)	7,500
Net cash provided by (used in) operating activities	(827,956)	(161,587)	(1,052,563)
Investing activities
Acquisition of capital assets	(123,950)	-	(123,950)
Acquisition of licensing rights	-	-	(23,727)
Net cash provided by (used in) investing activities	(123,950)	-	(147,677)
Financing activities
Private placement	95,000	-	396,127
Increase in due to/from related parties	872,909	149,040	872,909
Net cash provided by (used in) financing activities	967,909	149,040	1,269,036

Increase (decrease) in cash and cash equivalents from continuing operations	16,003	(12,547)	68,796

Increase (decrease) in cash and cash equivalents from discontinued operations	-	-	(50,318)

Effect of Exchange Rate Changes	-	(12,037)	-

Increase (decrease) in cash and cash equivalents	16,003	(24,584)	18,478

Cash and cash equivalents, beginning of year	2,475	27,059	-

Cash and cash equivalents, end of year	$18,478	$2,475	$18,478

Non cash activities:

During the twelve months ended September 30, 2008 the Company:

•	issued 13,500,000 common shares valued at $945,000 pursuant to the acquisition of InterAmerican Gaming Corp;
•	issued 16,880,000 common shares valued at $844,000 in repayment of amounts owed to a related party;
•	issued 200,000 common shares valued at $10,000 for consulting services provided;
•	issued 200,000 common shares pursuant to the exercise of common share purchase warrants valued at $30,000 for consulting services provided;
•	issued 2,000,000 common share purchase warrants valued at $201,000 for consulting services;
•	obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.

During the twelve months ended September 30, 2007 the Company:

•	issued 5,000,000 common shares, valued at $250,000, to a related party for debt owed arising from services provided.

F5

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
(formerly known as Racino Royale, Inc.)
(A Development Stage Company)
Notes To Consolidated Financial Statements
September 30, 2008 and 2007

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

On June 19, 2008, the Company formed a new subsidiary called IAG Peru S.A.C. (“IAG Peru”) to begin to organize the development of certain Peruvian opportunities. IAG Peru is 99% owned by InterAmerican Gaming Operations and 1% by InterAmerican Gaming, Inc.

F6

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

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $1,022,163 (2007 - $1,487,342) and a working capital deficiency of $379,356 as at September 30, 2008.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.  Actual results could differ from these estimates, and such differences could be material.

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its three wholly-owned subsidiaries 6584292 Canada, Inc., InterAmerican Operations, Inc. and InterAmerican Gaming Peru S.A.C.  6584292 Canada, Inc.  is incorporated under the laws of the Province of Ontario, Canada and is inactive.  InterAmerican Operations, Inc. is incorporated under the laws of Nevada, and InterAmerican Gaming Peru S.A.C. is incorporated under the laws of Peru.  All inter-company transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

Licensing Rights

Licensing rights are recorded at cost and are considered to have a perpetual life. Licensing rights are tested for impairment on a periodic basis or when events or circumstances dictate.

F7

Equipment

Equipment is recorded at cost less accumulated amortization.  Amortization is provided over estimated useful life of the assets using the following annual rates:

Office equipment	5 years straight-line
Gaming equipment	5 years straight-line

Equipment is reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value

Revenue Recognition

The Company recognizes as gaming revenues the net win from gaming activities which is the difference between coins and currency deposited into the machines and payments made to customers.

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

Acquisitions and Business Combinations

The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in intangible assets and goodwill in the accompanying consolidated balance sheets.

Intangibles, goodwill and other assets

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 does not permit the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this

F8

statement. If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

The Company annually reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flows. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends and the current fair market value if available. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Capital Leases

The Company’s policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisitions of property and equipment and to record the incurrence of corresponding obligations as liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with SOP 93-7.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued liabilities and customer deposits approximates fair value because of the short maturity of these instruments.  The carrying value of long-term debt also approximates fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Valuation of Warrants

The Company estimates that value of common shares purchase warrants issued using the Black-Scholes pricing model.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes.  Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

F9

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.  Diluted loss per share is not presented if the results would be “anti-dilutive”.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or losses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, SFAS 159 will have on its financial position or results of operations.

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

Amounts due to related parties were:

September 30, 2008

Entities with common directors and /or officers	$157,630
Officers and directors	28,238
Total	$185,868

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

5.	Intangibles

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

F11

6.	Acquisition of InterAmerican

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

The purchase price was assigned to intangible assets (Note 5).

7.      Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 65,903,886 shares are issued and outstanding as of September 30, 2008 (33,223,886 as at September 30, 2007).

During the twelve months ended September 30, 2008 the Company issued:

•	13,500,000 common shares valued at $945,000 pursuant to the acquisition of InterAmerican Gaming Corp;
•	16,880,000 common shares valued at $844,000 in repayment of amounts owed to a related party;
•	1,900,000 common shares valued at $95,000 pursuant to private placement;
•	400,000 common shares valued at $40,000 pursuant to payment of liabilities.

Amendments to Articles of Incorporation

On July 14, 2008, shareholders representing a majority of our voting capital stock outstanding consented to amendments to our Articles of Incorporation and to ratify adoption of the Company’s 2008 Stock Option Plan. The purpose of the amendments is to increase our authorized capital stock from 100,000,000 shares, consisting of 100,000,000 shares of Common Stock, to 200,000,000 shares of authorized capital, consisting of 200,000,000 shares of Common Stock.

F12

The following is a summary of warrant activity for fiscal 2008.

Number of Shares to Purchase under Warrants

Balance, September 30, 2007	500,000
Issued	2,400,000
Exercised	(200,000)
Expired	-
Balance, September 30, 2008	2,700,000

Warrants outstanding at September 30, 2008 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

January 1, 2008	May 31, 2009	0.05	1,000,000
June 19, 2006	June 19, 2009	0.10	500,000
September 26, 2008	September 26, 2010	0.15	1,000,000
February 28, 2008	February 28, 2010	0.15	200,000

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $280,000. A maximum of 2,700,000 common shares would be issued.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There are no stock options outstanding as of September 30, 2008 and the Company has not recorded any stock based compensation in the current or any prior periods.

8.      Unissued Share Liability

The Company agreed to issue 9,758,000 common shares valued at $487,900 in repayment of related party liabilities owed to Gamecorp Ltd.  As of September 30, 2008, 878,000 shares had not yet been issued and the Company has recorded a $43,900 un-issued share liability representing the fair value of the un-issued shares.  Subsequent to September 30, 2008, 878,000 common shares were issued to Gamecorp Ltd. representing the unissued share liability.

9.      Equipment

	September 30, 2008			December 31, 2007
		Accumulated
	Cost	Amortization	Net	Net

Equipment under capital lease	418,057	6,967	411,090	-

Office equipment	4,243	71	4,172	-

	$422,300	$7,038	$415,262	-

F13

10.    Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.  The Company will be obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment has been provided as security for the financing.

Minimum lease payments on capital lease obligations are as follows:

2009	101,480
2010	135,306
2011	135,306
2012	39,150
411,242
Less imputed interest	(112,892)

Lease obligation	298,350
Less: current portion	(48,883)
$249,467

11.    Income Taxes

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has tax losses available to be applied against future year’s income.  Due to the losses incurred from a predecessor business and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized in timely manner, through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

12.	Comparative Information

Certain comparative figures have been reclassified in order to conform with the current year's presentation.

F14

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

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current directors are John G. Simmonds, Jason Moretto, Graham Simmonds, Randy Barber and Adam Szweras. Their terms expire upon the election and qualification of their successors.

On May 14, 2008, Graham Simmonds, Randy Barber and Adam Szweras were appointed as directors, and Carrie Weiler resigned as a director.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	58	Chairman of the Board
Jason R. Moretto	39	Director
Graham Simmonds	35	Director
Randy Barber	61	Director
Adam Szweras	37	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He has served as a Director and Chief Executive Officer of the Company since June 2006. He serves as Chief Executive Officer and Chairman of the Board of Wireless Age Communications, Inc. Mr. Simmonds served as Chief Executive Officer of Lumonall Inc. from September 2004 to April 2008. He also serves as a director. Mr. Simmonds to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Gamecorp Ltd. (formerly Eiger Technology, Inc.)(CNSX: GGG, OTCBB: ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Gamecorp Ltd., and was appointed CEO in April 2007. He resigned as an officer of Newlook Industries Corp. in February 2007 and was reappointed in July 2007. Mr. Simmonds served as the Chief Executive Officer, of Gate To Wire Solutions, Inc. (formerly TrackPower, Inc.) (OTCBB:GWIR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of Gate To Wire Solutions, Inc. from 1998 to November 2006, in February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board.  Gate To Wire Solutions, Inc. is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

Jason R. Moretto, Director. Mr. Moretto in addition to being director of the Company is also a director of Gamecorp Ltd. (formerly Eiger Technology, Inc.)(CNSX: GGG, OTCBB: ETIFF) a shareholder of the Company.  Mr. Moretto was previously employed by BMO Nesbitt Burns (now BMO Capital Markets), a full service investment dealer based in Toronto, Canada from September of 1997 to February of 2003. From 1995 to 1997, Mr. Moretto was National Accounting Manager for Universal Concerts Canada (now House of Blues Entertainment), Canada’s largest promoter of live music and entertainment and operator of the Molson Amphitheatre in Toronto.  Prior to that, he practiced as an accountant in public practice.  He also recently served as a Member of the Ontario Securities Commission's Small Business Advisory Committee. Mr. Moretto holds a Bachelor of Commerce degree from the University of Toronto, and is a Certified General Accountant and Chartered Financial Analyst.

Graham Simmonds, Director.  Mr. Simmonds became a Director of our Company in May 2008.  Mr. Simmonds is currently and has been CEO of Baymount Inc. since 2003.  Baymount is a publicly listed company trading on the TSX Venture Exchange (TSXV) under the symbol BYM.  In 1997, Mr. Simmonds served as VP and General Manager of Gate To Wire Solutions, Inc (formerly TrackPower, Inc.) from 1998 to 2001 and continued to consult to Gate To Wire Solutions, Inc. until 2003.  Mr. Simmonds attended McGill University from 1992 to 1996. Mr. Simmonds is currently a Director of Baymount, Inc.

G. Randy Barber, Director. Mr. Barber became a Director of our Company in May 2008. Mr. Barber is a respected gaming executive with over 40 years of business, regulatory and governmental experience. Mr. Barber was appointed by the Premier of Ontario as Chair of the Alcohol and Gaming Commission of Ontario (AGCO) in 1997, serving in that role until March 2005. In that capacity, Mr. Barber regulated liquor licensing and all forms of gaming in the province of Ontario, reporting to the Minister of Consumer and Business Services. Since March 2005, upon leaving his post at the AGCO, he has provided advisory and management services to the Alcohol and Gaming Industries in North America and Europe through his own consultancy firm. Since June 2008, Mr. Barber has also served as a director of Gate to Wire Solutions, Inc., a public reporting company. He holds an International Masters of Gaming Law degree. Upon his election as a director of our Company, he will devote only such time as necessary to our business.

Adam Szweras, Director.  Mr. Szweras is a securities law partner with Fogler, Rubinoff LLP in Toronto as well as a director and co-founder of Foundation Opportunities Inc., a Toronto based investment bank.  Mr. Szweras is a past editor of Canadian International Lawyer and the Canadian Bar Association Globetrotter.  He joined Fogler, Rubinoff as a partner in 2006 after practicing securities and corporate law with another major Canadian firm.  Prior to that he was the managing partner of a prominent Bay Street securities law boutique.  Mr. Szweras is currently a director of Silver Shield Resources Corp. a public entity trading on the TSXV.  Mr. Szweras resides on boards of various public companies.  Mr. Szweras holds a L.L.B., 1994 from the Osgoode Hall Law School and is a member of the Law Society of Upper Canada.

Board and Committee Meetings

Information concerning the Audit Committee maintained by the Board of Directors is set forth below.

The Board held 4 meetings during the 2008 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada on three occasions. Not all directors attended 100% of the Board meetings while serving as such director, and not all directors attended 100% of all committee meetings on which he served as a committee member.

The audit committee is the only standing committee of our Board and consists of Graham Simmonds, Randy Barber and Jason Moretto.

Our audit committee (the “Audit Committee”) held four meetings during fiscal 2008. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended September 30, 2008, as audited by Rotenberg & Co. LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Rotenberg & Co. the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Rotenberg & Co. required by the Independence Standards Board Standard No. 1 and has discussed with Rotenberg & Co. its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended September 30, 2008 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE

Graham Simmonds
Jason R. Moretto
Randy Barber

Executive Officers

The following table presents information with respect to our executive officers, as of December 20, 2008.

Name	Age	Position

John G. Simmonds	58	Director, CEO
Gary N. Hokkanen	52	CFO
Carrie Weiler	49	Corporate Secretary

John G. Simmonds, Director and CEO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Gary N. Hokkanen, CFO. Mr. Hokkanen has served as CFO of the Company since July 2007. He holds a Bachelor of Arts degree from the University of Toronto and is a Certified Management Accountant with over ten years experience in public company executive level financial management. Mr. Hokkanen has served as CFO of Wireless Age Communications Inc. (OTCBB) since May 2003.  He has also served as CFO for Newlook Industies Corp. (TSX Venture Exchange), Gamecorp Ltd. (formerly Eiger Technology Inc.) (CNSX), Gate To Wire Solutions, Inc. (formerly Trackpower Inc.) (OTCBB), and Lumonall, Inc. (OTCBB) since July 2007. Mr. Hokkanen previously served as CFO of Gate To Wire for the period from February 1998 to June 2001 and Lumonall from October 2004 to July 2006.  From
January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen also served as CFO of Simmonds Capital Limited from July 1998 to January 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited.

Carrie J. Weiler, Director and Corporate Secretary of the Company. Ms. Weiler was appointed Corporate Secretary in September 2006. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate Secretary of Lumonall Inc. in October 2004. She has served as Corporate Secretary of Gate To Wire Solutions, Inc. (formerly TrackPower, Inc.) since 1998. On May 25, 2003 Ms. Weiler was appointed Corporate Secretary of Wireless Age Communications, Inc. and continues to serve in such capacity.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between October 1, 2007 and September 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings:

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual		Long-Term Compensation
		Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds Chief Executive Officer	2008	0	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0	0

Option Grants in 2008 Fiscal Year

We made no option grants in 2008.  We have no outstanding options held by any member of our management.

Compensation of Directors

The Company compensates it directors with an annual retainer fee plus $500 for each meeting attended.

Employment Arrangements

Our Chief Financial Officer Mr. Gary Hokkanen is compensated CDN $3,150 per month pursuant to the terms of a Consulting Agreement with the Company. Ms. Weiler our Corporate Secretary is compensated CDN $2,100 per month pursuant to the terms of a Consulting Agreement with the Company.

The Company does not currently have compensation agreements with any of its other officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In 2008, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 20, 2008 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

ETIFF Holdings, LLC	30,662,600	0	30,662,600	46%
John G. Simmonds	0	0	0	*
Gary N. Hokkanen	200,000	0	200,000	*
Carrie Weiler	0	0	0	*
Graham Simmonds	350,000	0	350,000	*
Randy Barber	200,000	0	200,000	*
Adam Szweras	0	0	0	*
Jason Moretto	0	0	0	*

All executive officers and directors as a group (7 persons)(2)	750,000	0	750,000	1.1%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 66,781,886 shares issued and outstanding as December 19, 2008, (excluding any shares issuable under options or warrants,).

(2)	Officers and Directors as a group include John Simmonds, Jason Moretto, Carrie Weiler, Gary Hokkanen, Graham Simmonds, Randy Barber, and Adam Szweras.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

Gamecorp Ltd. which is a shareholder of the Company has advanced the Company a total of $1,196,669 in the last five years to cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses. During the year ended September 30, 2008, the Company issued 400,000 shares of its common stock in repayment of services worth $40,000.

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

(b)    Reports on Form 8-K.

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2007 and 2008:

Year	Audit Fees	Note 1 Audit Related	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2007	$8,000	$18,703	$ Nil	$ Nil	$ Nil	$26,703
2008	$15,250	$Nil	$ Nil	$ Nil	$ Nil	$15,250

Note 1: Includes the review of quarterly Form 10QSBs.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  December 29, 2008

INTERAMERICAN GAMING, INC.
By:	s/ John G. Simmonds
John G. Simmonds, CEO (principal executive officer)
By:	s/ Gary N. Hokkanen
Gary N. Hokkanen, CFO (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		December 29, 2008
John G. Simmonds	CEO/Chairman
/s/ Jason R. Moretto		December 29, 2008
Jason R. Moretto	Director
/s/ J. Graham Simmonds		December 29, 2008
J. Graham Simmonds	Director
/s/ G.R. Randy Barber		December 29, 2008
G.R. Randy Barber	Director
/s/ Adam Szweras		December 29, 2008
Adam Szweras	Director