Form 10-Q
period 2008-12-31
InterAmerican Gaming, Inc.
filed 2009-02-13
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 000-31639

 INTERAMERICAN GAMING, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated file	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of February 12, 2009: 66,781,886.

InterAmerican Gaming, Inc
(Formerly Known As Racino Royale, Inc.)

PART I. Financial Information

Item 1.  Condensed Financial Statements

InterAmerican Gaming, Inc and Subsidiaries
(Formerly Known As Racino Royale, Inc.)
Condensed Consolidated Balance Sheet
December 31, 2008

	December 31, 2008 (unaudited)	September 30, 2008
ASSETS
Current assets
Cash and cash equivalents	$2,747	$18,478
Accounts receivable	1,178	333
Prepaid expenses	-	2,035
Total current assets	3,925	20,846

Equipment, net of accumulated amortization	417,260	415,262
Intangibles (Note 4)	1,228,965	1,228,965
Total assets	$1,650,150	$1,665,073

LIABILITIES
Current liabilities
Due to related parties (Note 5)	$358,505	$185,868
Accounts payable	121,029	113,051
Accrued liabilities	13,477	8,500
Unissued share liability	-	43,900
Obligations under capital lease (Note 7)	84,929	48,883
Total current liabilities	577,940	400,202

Obligations under capital lease (Note 7)	226,959	249,467
Total liabilities	$804,899	$649,669

STOCKHOLDERS’ EQUITY
Common stock, $.00001 par value; 200,000,000 shares authorized, 66,781,886 and 65,903,886 shares issued and outstanding, respectively	$668	$660
Additional paid-in capital	8,990,959	8,947,067
Accumulated deficit	(8,146,376)	(7,932,323)
Total stockholders’ equity	845,251	1,015,404
Total liabilities and stockholders’ equity	$1,650,150	$1,665,073

See accompanying notes to financial statements

InterAmerican Gaming, Inc and Subsidiaries
(Formerly Known As Racino Royale, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended December 31, 2008, and December 31, 2007
	Three months ended December 31
	2008	2007
Revenues:
Slot machine revenue, gross	$30,962	$-
Total revenues	30,962	-

Cost of revenues:
Revenue share	17,029	-
Gaming tax	1,638	-
Total cost of revenues	$18,667	$-

Gross profit	12,295	-

Operating expenses:
Management fees – related parties	60,076	10,710
Professional fees	13,997	25,000
General and administrative	161,627	15,271
Total operating expenses	235,700	50,981

Net loss before other expenses and income taxes	223,405	(50,981)

Other expenses
Amortization	909	-
Interest Expense	13,538	-
Foreign currency gain	(23,799)	3
Total Other Expenses	(9,352)	3

Loss from operations	(214,053)	(50,978)

Net loss before income taxes	(214,053)	(50,978)

Provision for income taxes	-	-
Net loss	(214,053)	(50,978)
Comprehensive loss (income)	$(214,053)	$(50,978)

Earnings per weighted average number of shares outstanding during the period
Basic and diluted
Loss from continuing operations	$(0.003)	$-
Net loss	$(0.003)	$-
Weighted average number of common shares outstanding during the year
Basic and diluted	66,342,886	33,223,886

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
(Formerly Known As Racino Royale, Inc.)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficiency

Balance, September 30, 2008	65,903,886	$660	$8,947,067	$(7,932,323)	$1,015,404

Issuance of common stock in repayment of amounts owed to a related party	878,000	8	43,892	-	43,900

Net loss for the period	-	-	-	(214,053)	(214,053

Balance, December 31, 2008	66,781,886	$668	$8,990,959	$(8,146,376)	$845,251

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
(Formerly Known As Racino Royale, Inc.)
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2008, and December 31, 2007

	Three Months Ended December 31,
	2008	2007
Net cash used in operations
Net loss	$(214,053)	$(50,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	909	-
Changes in operating assets and liabilities:
Accounts receivable	(845)	-
Accrued liabilities	4,977	-
Prepaid expenses	2,035	256
Accounts payable	21,516	12,378
Net cash used in operating activities	(185,461)	(38,344)
Cash flows provided by investing activities:
Acquisition of capital assets	(2,907)	-
Net cash provided by investing activities:	(2,907)	-

Cash flows provided by financing activities:
Increase in due to/from related parties	172,637	36,450
Net cash provided by financing activities:	172,637	36,450

Increase (decrease) in cash and cash equivalents from continuing operations	(15,731)	(1,894)

Increase (decrease) in cash and cash equivalents	-	(1,894)

Cash and cash equivalents, beginning of period	18,478	2,475
Cash and cash equivalents, end of period	$2,747	$581

Non cash activities:

During the three months ended December 31, 2008 the Company:

-	issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

During the three months ended December 31, 2007:

There were no non cash activities.

See accompanying notes to financial statements.

InterAmerican Gaming, Inc and Subsidiaries
(Formerly Known As Racino Royale, Inc.)
Notes to Condensed Consolidated Financial Statements
December 31, 2008

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

On June 19, 2008, the Company formed a new subsidiary called IAG Peru S.A.C. (“IAG Peru”) to begin to organize the development of certain Peruvian opportunities. IAG Peru is 99% owned by InterAmerican Operations Inc. and 1% by InterAmerican Gaming, Inc.

On October 20, 2008, Racino Royale, Inc. changed its name to InterAmerican Gaming, Inc. to better reflect its business direction to invest in Latin American horseracing and gaming opportunities.

As of October 1, 2008, InterAmerican Gaming, Inc. Ceased to be in the development stage, and therefore,, need not present the cumulative amounts since its inception and other additional disclosures required by paragraphs 11-12 of FAS7.

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

There is doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $574,015 and an accumulated deficit of $8,146,376 as at December 31, 2008.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.  There have been no significant changes of accounting policies since September 30, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission.

Note 3. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

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

Note 4 – Intangibles

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America (Note 6). The agreements at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. Intangible assets will begin to be amortized once these contracts are signed and begin to produce revenue.

Note 5 – Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due to related parties were:
	December 31, 2008	September 30, 2008
Entities with common directors and/or officers	321,417	157,630
Officers and directors	37,088	28,238
Total	$358,505	$185,868

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

Note 7 - Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totalling $294,000 from a related party for gaming equipment.  The Company will be obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment has been provided as security for the financing.  At December 31, 2008, obligations under capital lease included $17,888 of accrued interest.

Note 8 – Subsequent Events

On January 31, 2008 the Company did not make the scheduled capital lease payment of $11,275 for gaming equipment to a related party.

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

Overview

The Company’s focus is on gaming opportunities in Latin America.  During the three months ended December 31, 2008 the Company continued to pursue acquisitions or existing operations as well as develop projects with hotel and casinos.  The new business opportunities will require additional funding for capital expenditures and losses prior to achieving breakeven operations.

Results of operations for the three month period ended December 31, 2008 compared to 2007

The Company recorded $ 30,962 in slot machine revenue for the three month period ended December 31, 2008. The cost of revenues was $17,029 in revenue sharing with the owner and/or operators of various gaming facilities and $1,638 in local gaming tax. For the three month period ended December 31, 2008 the Company had a gross profit of $12,295.

General and administrative expenses

General and administrative expenses were $161,627 during the three month period ended December 31, 2008 and $15,271 during the three month period ended December 31, 2007.  Office and general expenses include travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution.  The higher expenses during the three months ended December 31, 2008 are associated with incremental operating levels from the InterAmerican acquisition and the Company’s development of gaming business opportunities in the Latin American market.  During the three month period ended December 31, 2008 consulting costs totalled $98,750, travel and entertainment costs totalled $28,830, director’s fees totalled $15,427, advertising and promotion totalled $10,678 and other miscellaneous costs totalling $7,942.

Management fees – related parties

Management fees to related parties were $60,076 during the three month period ended December 31, 2008 and $10,710 during the three month period ended December 31, 2007. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $13,997 during the three month period ended December 31, 2008 and $25,000 during the three month period ended December 31, 2007. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions.

Operating loss

The loss from continuing operations during the three month period ended December 31, 2008 was $214,053 compared to $50,978 during the comparative period in the prior year. The change is attributable to an increase in management and professional fees associated with the development of the Latin American gaming ventures. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

Liquidity and Capital Resources

At December 31, 2008, the Company had a working capital deficit of $574,015 and cash of $2,747 as compared to working capital deficit of $379,356 and cash and cash equivalents of $18,478 at December 31, 2007. The increase in working capital deficit was primarily attributed to an increase of $172,637 in amounts due to related parties for the three month period ended December 31, 2008. Amounts due to related parties are non-interest bearing, unsecured and have not specific terms of repayment.

 Net cash used in continuing operating activities was $(185461) arising from the operating losses as adjusted for non-cash working capital items.

Net cash used in investing was $2,907 for the purchase of capital assets.

Cash flows provided by financing activities were $172,637 primarily from advances from related parties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls And Procedures

Evaluation of disclosure controls and procedures
Our management, including our chief executive officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds
Date	Securities Issued To:	Number of Shares

	ETIFF Holdings LLC	878,000

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

       None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN GAMING, INC

Dated: February 13, 2009

/s/ John G Simmonds	/s/ Gary N Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Chief Executive Officer	Title: Chief Financial Officer