Form 10-Q
period 2009-03-31
InterAmerican Gaming, Inc.
filed 2009-05-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2009

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

The number of shares of common stock outstanding as of May 14, 2009: 66,781,886.

InterAmerican Gaming, Inc

PART I. Financial Information

Item 1.  Condensed Financial Statements

InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2009

	March 31, 2009 (unaudited)	September 30, 2008
ASSETS

Current assets
Cash	$3,788	$18,478
Accounts receivable	9,259	333
Prepaid expenses	-	2,035
Total current assets	13,047	20,846

Equipment, net of accumulated amortization (Note 6)	406,846	415,262
Intangibles (Note 4)	1,228,965	1,228,965
Total assets	$1,648,858	$1,665,073

LIABILITIES

Current liabilities
Due to related parties (Note 5)	$431,904	$185,868
Accounts payable	223,097	113,051
Accrued liabilities	14,650	8,500
Unissued share liability	-	43,900
Obligations under capital lease (Note 7)	121,348	48,883
Total current liabilities	790,999	400,202

Obligations under capital lease (Note 7)	204,384	249,467
Total liabilities	$995,383	$649,669

STOCKHOLDERS’ EQUITY

Common stock, $.00001 par value; 200,000,000 shares authorized, 66,781,886 and 65,903,886 shares issued and outstanding, respectively	$668	$660
Additional paid-in capital	8,990,959	8,947,067
Accumulated deficit	(8,338,152)	(7,932,323)
Total stockholders’ equity	653,475	1,015,404
Total liabilities and stockholders’ equity	$1,648,858	$1,665,073

See accompanying notes to financial statements

InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2009, and March 31, 2008

	Three months ended March 31, 2009	Three months ended March 31, 2008	Six months ended March 31, 2009	Six months Ended March 31, 2008
Revenues:
Slot machine revenue, gross	$38,130	$-	$69,932	$-

Cost of revenues:
Revenue share	19,325	-	36,826	-
Gaming tax	2,572	-	4,578	-
Total cost of revenues	21,897	-	41,404	-

Gross profit	16,233	-	28,528	-

Operating expenses:
Management fees – related parties	56,910	120,604	116,986	131,314
Professional fees	19,643	67,702	33,640	92,702
General and administrative	119,877	74,226	281,504	89,497
Total operating expenses	196,430	262,532	432,130	313,513

Net loss before other expenses and income taxes	(180,197)	(262,532)	(403,602)	(313,513)

Other expenses (income)
Amortization	10,413	-	11,322	-
Interest expense	13,844	-	27,382
Foreign currency gain	(12,678)	-	(36,477)	-
Total other expenses	11,579	-	2,227	-

Net loss before income taxes	(191,776)	(262,532)	(405,829)	(313,513)

Provision for income taxes	-	-	-	-
Net loss	$(191,776)	$(262,532)	$(405,829)	$(313,513)

Earnings (loss) per weighted average number of shares outstanding during the period
Basic and diluted
Loss from continuing operations	$(0.003)	$(0.007)	$(0.006)	$(0.009)
Net loss	$(0.003)	$(0.007)	$(0.006)	$(0.009)
Weighted average number of common shares outstanding during the year
Basic and diluted	66,781,886	33,357,219	66,562,386	33,290,553

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Month Period Ended March 31, 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficiency

Balance, September 30, 2008	65,903,886	$660	$8,947,067	$(7,932,323)	$1,015,404

Issuance of common stock in repayment of amounts owed to a related party	878,000	8	43,892	-	43,900

Net loss for the period	-	-	-	(214,053)	(214,053)

Balance, December 31, 2008	66,781,886	668	8,990,959	$(8,146,376)	$845,251

Net loss for the period	-	-	-	(191,776)	(191,776)

Balance, March 31, 2009	66,781,886	$668	$8,990,959	$(8,338,152)	$653,475

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Month Period Ended March 31, 2008

	Common Stock		Additional paid-in	Common stock	Accumulated	Total stockholders’
	Shares	Amount	capital	subscribed	deficit	deficiency

Balance, September 30, 2007	33,223,886	$333	$6,822,394	$-	$(6,910,160)	$(87,433)

Issuance of common stock pursuant to private placement	800,000	8	39,992	-	-	40,000

Common stock subscribed	-	-	-	10,000	-	10,000

Net loss for the period	-	-	-	-	(313,513)	(313,513)

Balance, March 31, 2008	34,023,886	$341	$6,862,386	$10,000	$(7,223,673)	$(350,946)

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2009, and March 31, 2008

	Six months ended March 31,
	2009	2008
Net cash used in operations
Net loss	$(405,829)	$(313,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,322	-
Changes in operating assets and liabilities:
Accounts receivable	(8,926)	-
Accrued liabilities	6,150	(4,000)
Prepaid expenses	2,035	(4,744)
Accounts payable	137,428	(1,350)
Net cash used in operating activities	$(257,820)	$(323,607)
Cash flows provided by investing activities:
Acquisition of capital assets	(2,906)	-
Net cash used in investing activities:	$(2,906)	$-
Cash flows provided by financing activities:
Issuance of common stock	-	50,000
Increase in due to related parties	246,036	283,929
Net cash provided by financing activities:	$246,036	$333,929

Increase (decrease in cash and cash equivalents)	(14,690)	10,322

Cash and cash equivalents, beginning of period	18,478	2,475
Cash and cash equivalents, end of period	$3,788	$12,797

Non cash activities:

During the six months ended March 31, 2009:

The Company issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

During the six months ended March 31, 2008:

The Company agreed to issue 13,500,000 shares of its common stock valued at $945,000 to acquire InterAmerican Gaming Corp.

See accompanying notes to financial statements.

InterAmerican Gaming, Inc and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

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

There is doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $777,952 and an accumulated deficit of $8,338,152 as at March 31, 2009.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

Deployment of Slot Machines in Peru

In February 2009, the Company installed 60 slot machines at Fantasy Club Del Peru SA (“Fantasy”) locations, operating under various brands throughout the country: “Slot City” in Chiclayo, “Monos Dorados” in Huacho and Huaral. The Company, in conjunction with Fantasy, will be installing an additional 20 machines in the city of Chincha in May.

Signature Gaming Letter of Intent

Subsequent to quarter end on April 15, 2009 the Company entered into a letter of intent with Signature Gaming Management Peru, S.A.C. (“SGM”) to provide up to $500,000 in project financing for the purpose of operating slot machines and conducting race and sports wagering at the Jockey Club of Arequipa (“JCA”) located in Arequipa, Peru. The Company will receive controlling interest in SGM. Pursuant to the letter of intent the Company will be the exclusive provider of gaming equipment to the project and will receive certain management and incentive fees.

SGM, a private entity formed to pursue gaming opportunities in Peru, has entered into certain agreements with the JCA, including management of the newly constructed Carro Colorado Racetrack and leasing space in the JCA-owned Social Club, located in the center of Arequipa.  Arequipa is a city with approximately 1.4 million people and is considered to have the highest per capita income in Peru due to the extensive mining and agricultural operations.

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

Revenue Recognition

The Company recognizes as gaming revenue the net win from gaming activities which is the difference between coins and currency deposited into the machines and payments made to customers.

Accounts Receivable

The Company recognizes accounts receivables as cash receipts net of revenue share and gaming tax and therefore does not provide an allowance for doubtful accounts.

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

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The adoption of this pronouncement had no material impact on the Company’s consolidated financial statements.

Note 4 – Intangibles

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America. The agreements at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. Intangible assets will begin to be amortized once these contracts are signed and begin to produce revenue.

Note 5 – Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due to related parties were:
	March 31, 2009	September 30, 2008
Entities with common directors and/or officers	$365,852	$157,630
Officers and directors	66,052	28,238
Total	$431,904	$185,868

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

Note 6 – Equipment

	March 31, 2009
	Cost	Accumulated Amortization	Net

Office equipment	$5,314	$602	$4,712
Gaming equipment	419,892	17,758	402,134

	$425,206	$18,360	$406,846

Note 7 - Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totalling $294,000 from a related party for gaming equipment.  The Company will be obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment has been provided as security for the financing.  At March 31, 2008, obligations under capital lease included $31,732 of accrued interest.  As of March 31, 2009, the Company is in default of three scheduled monthly lease payments for a total of $33,826.

Note 8 – Subsequent Events

 On April 15, 2009 the Company entered into a letter of intent with Signature Gaming Management Peru, S.A.C. to provide up to $500,000 in project financing for the purpose of operating slot machines and conducting race and sports wagering at the Jockey Club of Arequipa located in Arequipa, Peru. The Company will receive controlling interest in SGM. Pursuant to the letter of intent the Company will be the exclusive provider of gaming equipment to the project and will receive certain management and incentive fees.

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

Overview

The Company’s focus is on gaming opportunities in Latin America.  During the six months ended March 31, 2009 the Company continued to pursue acquisitions or existing operations as well as develop projects with hotels and casinos.  The new business opportunities will require additional funding for capital expenditures and losses prior to achieving breakeven operations.

As of October 1, 2008, InterAmerican Gaming, Inc., ceased to be in the development stage, and therefore, need not present the cumulative amounts since its inception and other additional disclosures required by paragraphs 11-12 of FAS7.

Results of operations for the three month period ended March 31, 2009 compared to 2008

Revenues

Revenue is generated from slot machines owned by the Company that are deployed in gaming establishments in Peru. Initially the Company installed machines in Lima, Peru but was not satisfied with the operating results that were being generated. During the three month period ended March 31, 2009, the Company redeployed substantially all of the slot machines in gaming venues in the provinces of Peru (outside of Lima) and results have begun to improve.

The Company recorded $ 38,130 in slot machine revenue for the three month period ended March 31, 2009. The cost of revenues was $19,325 in revenue sharing with the owner and/or operators of various gaming facilities and $2,572 in local gaming tax. For the three month period ended March 31, 2009 the Company had a gross profit of $16,233.

General and administrative expenses

General and administrative expenses were $119,877 during the three month period ended March 31, 2009 and $74,226 during the three month period ended March 31, 2008. General and administrative expenses include consulting, travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. The increase in expenses is the result of a change in classification of items previously recorded as related party management fees now recorded as consulting costs within general and administrative expenses. During the three month period ended March 31, 2009 consulting costs totalled $71,125, travel and entertainment costs totalled $11,364, director’s fees totalled $14,271, slot maintenance and storage totalled $15,690 and other miscellaneous costs totalling $7,427.

Management fees – related parties

Management fees paid or payable to related parties were $56,910 during the three month period ended March 31, 2009 and $120,604 during the three month period ended March 31, 2008. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its Interamerican subsidiary. The decrease in management fees is a result of an internal reorganization of management in order to focus on gaming opportunities in the Latin American gaming market. Amounts previously recorded as related party management fees are now recorded as consulting costs in general and administrative costs.

Professional fees

Professional fees were $19,643 during the three month period ended March 31, 2009 and $67,702 during the three month period ended March 31, 2008. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions. Professional fees has decreased as a result of a decline in general business activity as the Company further plans and refocuses its efforts on various opportunities in the Latin American Gaming market.

Other expenses (income)

During the three month period ended March 31, 2009, amortization costs totalled $10,413 and interest expense relating to obligations under capital lease totalled $13,844. Foreign currency gain for the three month period ended March 31, 2009 totalled $12,678, a result of the appreciation of the U.S. dollar against the Canadian dollar.

Operating loss

The loss from continuing operations during the three month period ended March 31, 2009 was $191,776 compared to $262,532 during the comparative period in the prior year. The change is attributable to a decrease in management and professional fees associated with the development of Latin American Gaming ventures as the Company refocuses its efforts. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

Results of operations for the six month period ended March 31, 2009 compared to 2008

The Company recorded $ 69,932 in slot machine revenue for the six month period ended March 31, 2009. The cost of revenues was $36,826 in revenue sharing with the owner and/or operators of various gaming facilities and $4,578 in local gaming tax. For the six month period ended March 31, 2009 the Company had a gross profit of $28,528.

General and administrative expenses

General and administrative expenses were $281,504 during the six month period ended March 31, 2009 and $89,497 during the six month period ended March 31, 2008. General and administrative expenses include consulting, travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution.  The increase in expenses is the result of a change in classification of items previously recorded as related party management fees now recorded as consulting costs within general and administrative expenses.  During the six month period ended March 31, 2009 consulting costs totalled $169,875, travel and entertainment costs totalled $40,194, director’s fees totalled $29,698, slot maintenance and storage totalled $15,690 and other miscellaneous costs totalling $26,047.

Management fees – related parties

Management fees paid or payable to related parties were $116,986 during the six month period ended March 31, 2009 and $131,314 during the six month period ended March 31, 2008. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American Gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $33,640 during the six month period ended March 31, 2009 and $92,702 during the six month period ended March 31, 2008. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions. Professional fees has decreased as a result of a decline in general business activity as the Company further plans and refocuses its efforts on various opportunities in the Latin American Gaming market.

Other expenses (income)

During the six month period ended March 31, 2009 amortization costs totalled $11,322 and interest expense relating to obligations under capital lease totalled $27,382. Foreign currency gain for the six month period ended March 31, 2009 totalled $36,477 a result of the appreciation of the U.S. dollar against the Canadian dollar.

Operating loss

The loss from continuing operations during the six month period ended March 31, 2009 was $405,829 compared to $313,513 during the comparative period in the prior year. The change is attributable to an increase in consulting costs associated with exploring opportunities in the Latin American Gaming market, interest expense associated with obligations under capital lease and amortization in relationship to slot machine equipment. Management expects to continue to incur pre-operating losses until the Company organizes revenue streams in Latin America.

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

The accounting assumptions and policies used in the preparation of our financial statements are explained in the notes attached thereto and appearing later in this Report on Form 10Q.

Liquidity and Capital Resources

At March 31, 2009, the Company had a working capital deficit of $777,952 and cash of $3,788 as compared to working capital deficit of $379,356 and cash and cash equivalents of $18,478 at September 30, 2008. The increase in working capital deficit was primarily attributed to a $405,829 loss for the six month period ended March 31, 2009.

Net cash used in operating activities was $257,820 arising from the operating losses as adjusted for non-cash working capital items.

Cash flows used in investing activities totalled $2,906 and consisted of capital assets acquired.

Cash flows provided by financing activities were $246,036 primarily from advances from related parties and a private placement of shares.

The Company is negotiating the terms and conditions of various business opportunities that will require incremental financing by the Company. Depending upon the result of these negotiations the amount of additional financing may be substantial.

The Company is in the due diligence phase of the proposed Arequipa project (Note 1) and will require approximately $500,000 to $700,000 in financing for that project.  Management intends to finance this project partially through new equity and a convertible debenture secured by the assets and cash flows of the project.

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

Item 4. Controls And Procedures

Disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of such period, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during the second quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Dated: May 15, 2009

/s/ John G Simmonds	/s/ Gary N Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Chief Executive Officer	Title: Chief Financial Officer