Form 10-Q
period 2009-06-30
InterAmerican Gaming, Inc.
filed 2009-08-12
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2009

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [  ]

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

The number of shares of common stock outstanding as of August 11, 2009: 67,868,234.

InterAmerican Gaming, Inc

PART I. Financial Information

Item 1.  Condensed Financial Statements

InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Balance Sheets
(Stated in US dollars)

	June 30, 2009 (UNAUDITED)	September 30, 2008
ASSETS

Current assets
Cash	$1,190	$18,478
Accounts receivable	21,778	333
Prepaid expenses	-	2,035
Total current assets	22,968	20,846

Equipment, net of accumulated amortization (Note 6)	390,310	415,262
Intangibles (Note 4)	1,228,965	1,228,965
Total assets	$1,642,243	$1,665,073

LIABILITIES

Current liabilities
Due to related parties (Note 5)	$552,856	$185,868
Accounts payable	173,597	113,051
Accrued liabilities	17,050	8,500
Unissued share liability	-	43,900
Obligations under capital lease (Note 7)	115,377	48,883
Total current liabilities	858,880	400,202

Obligations under capital lease (Note 7)	211,264	249,467
Total liabilities	$1,070,144	$649,669

STOCKHOLDERS’ EQUITY

Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 and 65,903,886 shares issued and outstanding, respectively	$679	$660
Additional paid-in capital	9,100,948	8,947,067
Accumulated deficit	(8,529,528)	(7,932,323)
Total stockholders’ equity	572,099	1,015,404
Total liabilities and stockholders’ equity	$1,642,243	$1,665,073

See accompanying notes to financial statements

InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2009, and June 30, 2008
(UNAUDITED)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Nine months ended June 30, 2009	Nine months Ended June 30, 2008
Revenues:
Slot machine revenue, gross	$90,878	$-	$160,810	$-

Cost of revenues:
Revenue share	39,369	-	76,195	-
Gaming tax	6,116	-	10,694	-
Total cost of revenues	45,485	-	86,889	-

Gross profit	45,393	-	73,921	-

Operating expenses:
Management fees – related parties	59,135	126,639	176,121	248,952
Professional fees	5,847	19,152	39,487	111,854
General and administrative	106,858	30,902	388,362	129,402
Total operating expenses	171,840	176,693	603,970	490,208

Net loss before other expenses and income taxes	(126,447)	(176,693)	(530,049)	(490,208)

Other expenses (income)
Amortization	16,536	-	27,858	-
Interest expense	14,484	-	41,866	-
Foreign currency (gain) loss	33,909	-	(2,568)	-
Total other expenses	64,929	-	67,156	-

Net loss before income taxes	(191,376)	(176,693)	(597,205)	(490,208)

Provision for income taxes	-	-	-	-
Net loss	$(191,376)	$(176,693)	$(597,205)	$(490,208)

Loss per weighted average number of shares outstanding during the period
Basic and diluted
Net loss	$(0.003)	$(0.004)	$(0.009)	$(0.013)
Weighted average number of common shares outstanding during the year
Basic and diluted	66,962,945	48,040,553	66,635,553	38,207,219

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Month Period Ended June 30, 2009
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ Equity

Balance, September 30, 2008	65,903,886	$660	$8,947,067	$(7,932,323)	$1,015,404

Issuance of common stock in repayment of amounts owed to a related party	878,000	8	43,892	-	43,900

Net loss for the period	-	-	-	(214,053)	(214,053)

Balance, December 31, 2008	66,781,886	$668	$8,990,959	$(8,146,376)	$845,251

Net loss for the period	-	-	-	(191,776)	(191,776)

Balance, March 31, 2009	66,781,886	$668	$8,990,959	$(8,338,152)	$653,475

Issuance of common stock for consulting services	1,086,348	11	109,989	-	110,000

Net loss for the period	-	-	-	(191,376)	(191,376)

Balance, June 30, 2009	67,868,234	$679	$9,100,948	$(8,529,528)	$572,099

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2009, and June 30, 2008
(UNAUDITED)

	Nine months ended June 30,
	2009	2008
Net cash used in operations
Net loss	$(597,205)	$(490,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	27,858	-
Changes in operating assets and liabilities:
Accounts receivable	(21,445)	-
Accrued liabilities	8,550	3,387
Prepaid expenses	2,035	(5,614)
Accounts payable	198,837	(103,433)
Net cash used in operating activities	$(381,370)	$(595,868)
Cash flows provided by investing activities:
Acquisition of capital assets	(2,906)	-
Net cash provided by investing activities:	$(2,906)	$-
Cash flows provided by financing activities:
Issuance of common stock	-	90,000
Increase in due to related parties	366,988	506,281
Net cash provided by financing activities:	$366,988	$596,281

Increase (decrease) in cash and cash equivalents	(17,288)	413

Cash and cash equivalents, beginning of period	18,478	2,475
Cash and cash equivalents, end of period	$1,190	$2,888

Non cash activities:

During the nine months ended June 30, 2009, the Company:

1.	issued 1,086,348 common shares valued at $110,000 for consulting services;
2.	issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

During the nine months ended June 30, 2008, the Company:

1.	issued 13,500,000 common shares valued at $945,000 pursuant to the acquisition of InterAmerican Gaming Corp.;
2.	issued 8,000,000 common shares valued at $400,000 in repayment of amounts owed to a related party liability.

See accompanying notes to financial statements.

InterAmerican Gaming, Inc and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

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

There is doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $835,912 and an accumulated deficit of $8,529,528 as at June 30, 2009.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at June 30, 2009, Gamecorp holds a 45.17% ownership interest in the Company. During the three month period ended June 30, 2009, Gamecorp further advanced the Company $12,972.  As at June 30, 2009 the Company is indebted to Gamecorp for $286,546.

Gamecorp is an investment and merchant banking enterprise focused on the development of its investments in the gaming and technology sectors.  Gamecorp’s technology investments have suffered due to unforeseen events and the global financial crisis. Gamecorp may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions to its investments. Failure to obtain such capital could adversely impact the Company’s operations and prospects.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

Subsequent events were evaluated through August 12, 2009, the date the financial statements were issued.

Deployment of Slot Machines in Peru

In February 2009, the Company installed 60 slot machines at Fantasy Club Del Peru SA (“Fantasy”) locations, operating under various brands throughout the country: “Slot City” in Chiclayo, “Monos Dorados” in Huacho and Huaral.

Signature Gaming Letter of Intent

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“FAS 165”). FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 will be effective in the second quarter of fiscal 2010. We do not expect the adoption of FAS 165 to have a material effect on our financial position, cash flows, or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the impact of SFAS No. 168 to have a material effect on its consolidated financial statements.

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

Amounts due to related parties were:
	June 30, 2009	September 30, 2008
Entities with common directors and/or officers	$452,291	$157,630
Officers and directors	100,565	28,238
Total	$552,856	$185,868

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

Note 6 – Equipment

	June 30, 2009			September 30, 2008
	Cost	Accumulated Amortization	Net	Net

Office equipment	$5,314	$868	$4,446	$4,172
Gaming equipment	419,892	34,028	385,864	411,090

	$425,206	$34,896	$390,310	$415,262

Note 7 - Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totalling $294,000 from a related party for gaming equipment.  The Company will be obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment has been provided as security for the financing.  At June 30, 2008, obligations under capital lease included $32,641 of accrued interest.  As of June 30, 2009, the Company is in default of five scheduled monthly lease payments for a total of $54,079.

Note 8 - Subsequent Events

Departure of Director

On July 30, 2009, Mr. Adam Szweras resigned as a member of the Board of Directors of InterAmerican Gaming, Inc.. Mr. Szweras’ resignation was voluntary and did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Overview

The Company’s focus is on gaming opportunities in Latin America.  During the nine months ended June 30, 2009 the Company continued to pursue acquisitions or existing operations as well as develop projects with hotels and casinos.  The new business opportunities will require additional funding for capital expenditures and losses prior to achieving breakeven operations.

Signature Gaming Letter of Intent

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

Results of operations for the three month period ended June 30, 2009 compared to 2008

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

The Company recorded $90,878 in slot machine revenue for the three month period ended June 30, 2009. The cost of revenues was $39,369 in revenue sharing with the owner and/or operators of various gaming facilities and $6,116 in local gaming tax. For the three month period ended June 30, 2009 the Company had a gross profit of $45,393.

General and administrative expenses

General and administrative expenses were $106,858 during the three month period ended June 30, 2009 and $30,902 during the three month period ended June 30, 2008. General and administrative expenses include consulting, travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution. The increase in expenses is the result of a change in classification of items previously recorded as related party management fees now recorded as consulting costs within general and administrative expenses. During the three month period ended June 30, 2009 consulting costs totalled $75,000, travel and entertainment costs totalled $7,074, director’s fees totalled $15,046, slot maintenance and storage totalled $7,453 and other miscellaneous costs totalling $2,285.

Management fees – related parties

Management fees paid or payable to related parties were $59,135 during the three month period ended June 30, 2009 and $126,639 during the three month period ended June 30, 2008. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American gaming market through its InterAmerican subsidiary. The decrease in management fees is a result of an internal reorganization of management in order to focus on gaming opportunities in the Latin American gaming market. Amounts previously recorded as related party management fees are now recorded as consulting costs in general and administrative costs.

Professional fees

Professional fees were $5,847 during the three month period ended June 30, 2009 and $19,152 during the three month period ended June 30, 2008. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions. Professional fees has decreased as a result of a decline in general business activity as the Company further plans and refocuses its efforts on various opportunities in the Latin American Gaming market.

Other expenses

During the three month period ended June 30, 2009, amortization costs totalled $16,536 and interest expense relating to obligations under capital lease totalled $14,484.

During the three months ended June 30, 2009 the Company recorded a foreign currency loss of $33,909.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the three month period ended June 30, 2009 the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Operating loss

The loss from continuing operations during the three month period ended June 30, 2009 was $191,376 (approximately $0.003 per share) compared to $176,693 (approximately $0.004 per share) during the comparative period in the prior year. Management expects to continue to incur pre-operating losses until the Company develops additional revenue streams in Latin America.

Results of operations for the nine month period ended June 30, 2009 compared to 2008

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

The Company recorded $160,810 slot machine revenue for the nine month period ended June 30, 2009. The cost of revenues was $76,195 in revenue sharing with the owner and/or operators of various gaming facilities and $10,694 in local gaming tax. For the nine month period ended June 30, 2009 the Company had a gross profit of $73,921.

General and administrative expenses

General and administrative expenses were $388,362 during the nine month period ended June 30, 2009 and $129,402 during the nine month period ended June 30, 2008. General and administrative expenses include consulting, travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution.  The increase in expenses is the result of a change in classification of items previously recorded as related party management fees now recorded as consulting costs within general and administrative expenses.  During the nine month period ended June 30, 2009 consulting costs totalled $244,875, travel and entertainment costs totalled $47,268, director’s fees totalled $44,744, slot maintenance and storage totalled $23,143 and other miscellaneous costs totalling $28,332.

Management fees – related parties

Management fees paid or payable to related parties were $176,121 during the nine month period ended June 30, 2009 and $248,952 during the nine month period ended June 30, 2008. The decrease in expenses is the result of a change in classification of items previously recorded as related party management fees now recorded as consulting costs within general and administrative costs. Management fees in the current period are the result of the Company exploring new business opportunities in the Latin American Gaming market through its InterAmerican subsidiary.

Professional fees

Professional fees were $39,487 during the nine month period ended June 30, 2009 and $111,854 during the nine month period ended June 30, 2008. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions. Professional fees has decreased as a result of a decline in general business activity as the Company further plans and refocuses its efforts on various opportunities in the Latin American Gaming market.

Other expenses (income)

During the nine month period ended June 30, 2009 amortization costs totalled $27,858 and interest expense relating to obligations under capital lease totalled $41,866.

Foreign currency gain for the nine month period ended June 30, 2009 totalled $2,568 a result of the appreciation of the U.S. dollar against the Canadian dollar.

Operating loss

The loss from continuing operations during the nine month period ended June 30, 2009 was $597,205 (approximately $0.009 per share) compared to $490,208 (approximately $0.013 per share) during the comparative period in the prior year. The change is attributable to an increase in consulting costs associated with exploring opportunities in the Latin American Gaming market, interest expense associated with obligations under capital lease and amortization in relationship to slot machine equipment.  Management expects to continue to incur pre-operating losses until the Company develops additional revenue streams in Latin America.

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

Liquidity and Capital Resources

Our total assets decreased $22,830 from $1,665,073 at September 30, 2008 to $1,642,243 at June 30, 2009. The decrease in total assets is primarily a result of a $17,288 reduction in cash used for operating activities, $24,952 reduction of equipment offset by a $21,445 increase in accounts receivable.

Our total liabilities increase from $649,669 at September 30, 2008 to $1,070,144 at June 30, 2009, an increase of $420,475.  Due to related parties increased to $552,856 from $185,868, an increase of $366,988 of which amounts owed to entities with common officers and/or directors increased $294,661 and amounts owed to officers and/or directors increased $72,327. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable and accrued liabilities increased to $190,647 from $121,551, an increase of $69,096, amounts of which are primarily due to costs incurred for professional and consulting services. Unissued share liability decreased from $43,900 to $nil as a result of shares issued to a related party in repayment of amounts owed. Obligations under capital lease increased to $326,641 from $298,350, an increase of $28,291. As of June 30, 2009 the Company is in default of five scheduled monthly lease payments.

The stockholders’ equity has decreased from $1,015,404 at September 30, 2008 to $572,099 at June 30, 2009, primarily a result of our $597,205 loss for the nine months ended June 30, 2009

At June 30, 2009, the Company had a working capital deficit of $835,912 and cash of $1,190 as compared to working capital deficit of $379,356 and cash and cash equivalents of $18,478 at September 30, 2008. The increase in working capital deficit was primarily attributed to a $597,205 loss for the nine month period ended June 30, 2009.

Net cash used in operating activities was $381,370 arising from the operating losses as adjusted for non-cash working capital items.

Cash flows used in investing activities totalled $2,906 and consisted of capital assets acquired.

Cash flows provided by financing activities were $366,988 primarily from advances from related parties.

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

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at June 30, 2009, Gamecorp holds a 45.17% ownership interest in the Company. During the three month period ended June 30, 2009, Gamecorp further advanced the Company $12,972.  As at June 30, 2009 the Company is indebted to Gamecorp for $286,546.

Gamecorp is an investment and merchant banking enterprise focused on the development of its investments in the gaming and technology sectors.  Gamecorp’s technology investments have suffered due to unforeseen events and the global financial crisis. Gamecorp may not be able to provide additional capital over the next year to the Company in order to satisfy existing liabilities and make further capital contributions to its investments. Failure to obtain such capital could adversely impact the Company’s operations and prospects.

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

There have been no significant changes in our internal controls over financial reporting during the third quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

PART II Other Information

Item 1. Legal Proceedings.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds
Date	Securities Issued To:	Number of Shares

June 12, 2009	South Palm Beach Jewish Federation	100,000

June 1, 2009	Julio Calmet	986,348

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

Dated: August 12, 2009

/s/ John G Simmonds	/s/ Gary N Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Chief Executive Officer	Title: Chief Financial Officer