Form 10-K
period 2009-09-30
InterAmerican Gaming, Inc.
filed 2010-02-16
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________

Commission File No. 000-31639

INTERAMERICAN GAMING, INC.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0436364 (I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario, Canada L7B 1M3 (Address of Principal Executive Offices)	905-833-9846 (Issuer’s Telephone No., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $546,834 as of January 25, 2010, based on the last sale ($0.015 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of February 16, 2010, the number of shares outstanding of the registrant’s Common Stock was 67,868,234 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-K:  None

PART I

ITEM 1.    BUSINESS

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

Development Stage Operations

The Company re-entered development stage in December 2004 and was considered to be in the development stage on September 30, 2008.  As of October 1, 2008, InterAmerican Gaming, Inc. ceased to be in development stage and therefore need not present the cumulative amounts since its inception and other additional disclosures required by paragraphs 11-12 of FASB ASC 915.

Business of the Company

During the 2008 fiscal year, the Company was reorganized to begin developing international gaming operations. Management is focusing on organizing gaming ventures, in partnership with various entities, in the Caribbean and Latin America. Management intends to open or manage gaming ventures in horseracing tracks and stand alone casinos. The Company leased video lottery terminal slot machines from a related party during fiscal 2008 and began deploying the assets in non-owned gaming locations. Management plans to monitor the success of these assets in order to develop a business plan that could include further deployment of machines and opening or acquiring its own gaming operations. In 2009, the Company installed slot machines at Fantasy Club Del Peru SA (“Fantasy”) locations, operating under various brands throughout the country: “Slot City” in Chiclayo, “Monos Dorados” in Huacho and Huaral.

Management has explored several geographic jurisdictions and is working toward selecting the initial markets to pursue. Current opportunities include marine vessel based opportunities and re-establishing land based casinos at existing entertainment complexes. Current potential markets include Peru, Ecuador and Jamaica.

Many of the potential projects of the Company will be done in conjunction with a related entity Gate To Wire Solutions, Inc. (“Gate To Wire”). Gate To Wire and the Company have certain common officers and directors. Gate To Wire will provide operating knowledge in the area of simulcasting of live horseracing video signals to potential projects and also outbound video signals if the project involves an existing horseracing operation. Management believes that the co-development of casino operations and live simulcast signals to potential projects provides a more complete package for the negotiation and marketing of the projects. The projects will be operated separately and may not necessarily evolve at the same pace.

Recent Developments

Signature Gaming Letter of Intent

On April 15, 2009 the Company entered into a letter of intent with Signature Gaming Management Peru, S.A.C. (“SGM”) to provide up to $500,000 in project financing for the purpose of operating slot machines and conducting race and sports wagering at the Jockey Club of Arequipa (“JCA”) located in Arequipa, Peru. Pursuant to the letter of intent the Company was to receive controlling interest in SGM, be the exclusive provider of gaming equipment to the project and receive certain management and incentive fees.

In December 2009, as a result of due diligence on the proposed transaction, the Company and SGM mutually agreed to terminate the letter of intent.  The parties continue to discuss the involvement of the Company in the project.

Resignation of Director

On July 30, 2009, Mr. Adam Szweras resigned as a member of the Board of Directors of the Company.  Mr. Szweras’ resignation was voluntary and did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

ITEM 1A.    RISK FACTORS

Not applicable

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    DESCRIPTION OF PROPERTY

Our executive offices are located at 3565 King Road, Suite 102, King City, Ontario, Canada, L7B 1M3 (tel. 905-833-9845, fax 905-833-9847) at the offices of Gamecorp Ltd. (formerly Eiger Technology, Inc) the controlling shareholder of the Company.  The Company does not pay rent for the use of these facilities.

ITEM 3.    LEGAL PROCEEDINGS

On December 18, 2009, the Company’s wholly owned subsidiary IAG Peru S.A.C. was served a labour claim for $78,750 (plus expenses) by a former general manager.  The claim is for unpaid consulting fees, other stock based compensation, bonuses, vacation and other employee benefits.  The dispute involves the start date of employment and the Company believes it has fully accrued for the potential loss in the normal course during the year ended September 30. 2009.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock currently is listed for trading on the OTC BB under the symbol "IAGM."  The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

2008 FISCAL YEAR:

	High	Low

1st Quarter	0.12	0.10
2nd Quarter	0.13	0.08
3rd Quarter	0.29	0.15
4th Quarter	0.20	0.11

2009 FISCAL YEAR:

	High	Low

1st Quarter	0.25	0.05
2nd Quarter	0.25	0.02
3rd Quarter	0.12	0.03
4th Quarter	0.05	0.03

At January 25, 2010 the closing bid price of our Common Stock was $0.015 per share.

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

(a)  As of September 30, 2009, there were 97 stockholders of record of our common stock, including 79 beneficial holders.

(b)   We did not pay any dividends on our Common Stock during the two years ended September 30, 2009.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the fiscal year ended September 30, 2009.  See "Part II, Item 8, Financial Statements."

(c)  There are no outstanding options to purchase, or securities convertible into our common stock although the shareholders at a meeting held on July 14, 2008 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow us to grant up to 7,500,000 incentive stock options to directors and employees at the board of directors’ discretion.

(d)  There are warrants outstanding to acquire 1,200,000 shares of InterAmerican Gaming Inc. stock (Note - 7).

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Foreign exchange gains for the twelve month period ended September 30, 2008, have been reclassified from general and administrative expenses for comparative purposes.

Overview

The Company’s focus is on gaming opportunities in Latin America.  On January 28, 2008 we acquired all of the issued and outstanding shares of InterAmerican Gaming Corp., a private casino management company focused on Latin America.  The InterAmerican acquisition provides the Company with the experience in Latin American gaming markets to pursue acquisitions of existing operations as well as develop projects with hotel and casino projects.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2009 and 2008

Beginning in fiscal 2009, the Company began to generate revenues from slot machine operations in Latin America.  Slot machines were initially deployed in Lima, Peru but were subsequently moved to the provinces of Peru (Chiclayo, Huacho, and Huaral) where the financial performance improved.

We generated $134,289 in revenues during the year ended September 30, 2009 compared to $Nil during the comparative period in the prior year.  Operations of IAG Peru S.A.C. did not commence until the fourth quarter of 2008.

Total expenses during the year ended September 30, 2009 were $2,035,392 compared to $1,040,029 during the year ended September 30, 2008. Management fees to related parties were $237,674 in the current year and $223,788 in the prior year. Current year’s management fees include payments made for the services of the Company’s officers. Professional fees totaled $57,357 in fiscal 2009 compared to $138,881 during fiscal 2008. Professional fees primarily include audit and accounting services costs.  Management fees to related parties and professional fees year over year have increased by $13,886 and decreased by $81,524 respectively.  Higher costs in Fiscal 2008 relate to increased business activity in relation to the Company’s entrance into the Latin American gaming market.  General and administrative expenses decreased $203,321 from $670,322 during fiscal 2008 to $467,001 in Fiscal 2009. General and administrative expenses were higher in Fiscal 2008 as a result of the Company’s entrance into the Latin American market.  General and administrative costs for 2009 included: travel and entertainment costs of $63,075 advertising and promotion of $9,262, consulting fees of $259,875, director’s fees of $59,959 and miscellaneous costs of $74,830.

We recorded $44,395 in depreciation for the period ended September 30, 2009 and $7,038 for the comparable period ended September 30, 2008.  The increase to depreciation relates to the capital lease of gaming equipment in the fourth quarter of 2008 and the purchase of various office equipment for the operations in Peru.

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America (Note 6). The agreements which at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. In December 2009, as a result of due diligence on the proposed transaction, the Company and SGM mutually agreed to terminate the letter of intent.  As a result, the Company has recorded an impairment to intangible assets of $1,228,965.

We recorded a foreign currency loss of $43,392 for 2009 and a gain of $22,216 for the comparative period in 2008.

During the period ended September 30, 2009 we recorded interest expense of $56,756 and $4,350 in fiscal 2008 in relation to the capital lease of gaming equipment.

As a result, we had a net loss of ($2,019,339) during the twelve month period ended September 30, 2009, (approximately $0.03 per share) compared to a net loss of ($1,022,163) in the same period ended September 30, 2008 (approximately $0.024 per share).

We expect the operating losses to continue until breakeven operations are achieved under the new business opportunities. Additional financing will be required in order to fund operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Our total assets decreased from $1,665,073 at September 30, 2008 to $423,705 at September 30, 2009.

The most significant tangible asset we held at September 30, 2009 was gaming equipment with a value of $373,773.

Our total liabilities increased from $649,669 at September 30, 2008 to $1,273,740 at September 30, 2009. Due to related parties balance increased from $185,868 at September 30, 2008 to $690,910 at September 30, 2009. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $113,051 at the beginning of the year to $216,382 at the end. Accrued liabilities increased from $8,500 at September 30, 2008 to $24,915 at September 30, 2009.  Unissued share liability decreased from $43,900 at September 30, 2008 to $Nil at September 30, 2009 (Note8).

Obligations under capital lease increased to $341,533 at September 30, 2009 as a result of a capital lease of 80 gaming machines for the Latin American market, of which $167,919 is a current liability and $173,614 is a long-term liability (Note 9).

The stockholders’ equity decreased from $1,015,404 at September 30, 2008 to a deficit of $850,035 at September 30, 2009.  The decrease in equity is attributable to:

1.	the issuance of 1,086,348 common shares valued at $110,000 for consulting services provided;
2.	the issuance of 878,000 common shares valued at $43,900 in repayment of related party liabilities;
3.	offset by the $2,019,339 loss for the year.

At September 30, 2009, we had a working capital deficit of $1,050,194.  We had cash balances of $15,643 at September 30, 2009 and we are largely reliant upon our ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $216,382 we owe related companies $690,910 without specific repayment terms.

During the fiscal year ended September 30, 2009 we; 1) used $504,253 in cash in operating activities arising primarily from operating losses, 2) generated $504,324 in cash from financing activities and 3) used $2,906 in cash in investing activities arising primarily from the acquisition of capital assets.

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

Going concern qualification: We have incurred significant losses from operations for the year ended September 30, 2009, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,050,194 and an accumulated deficit of $9,951,662.  However, substantially all of the Company’s liabilities are to related parties which have an interest in the long term viability of the Company.  The foregoing raises substantial doubt about our ability to continue as a going concern. Our plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangibles, Goodwill and Other Assets

We regularly review all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors as considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When we determine that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during our fiscal year ended September 30, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InterAmerican Gaming, Inc.
3565 King Road, Suite 102
Toronto, Ontario CN L7B 1A5

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of InterAmerican Gaming, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the  two-year period ended September 30, 2009. InterAmerican Gaming, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Gaming, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the  two-year period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
February 16, 2010

F1

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	September 30, 2009	September 30, 2008
Current assets
Cash and cash equivalents	$15,643	$18,478
Accounts receivable	34,289	333
Prepaid expenses	-	2,035
Total current assets	49,932	20,846

Equipment, net of accumulated depreciation (Note 5)	373,773	415,262
Intangibles (Note 4)	-	1,228,965
Total assets	$423,705	$1,665,073

LIABILITIES
Current liabilities
Due to related parties (Note 3)	$690,910	$185,868
Accounts payable	216,382	113,051
Accrued liabilities	24,915	8,500
Unissued share liability (Note 8)	-	43,900
Obligations under capital lease (Note 9)	167,919	48,883
Total current liabilities	1,100,126	400,202

Obligations under capital lease (Note 9)	173,614	249,467
Total liabilities	$1,273,740	$649,669

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2008: 65,903,886) (Note 7)	$679	$660
Additional paid-in capital	9,100,948	8,947,067
Accumulated deficit	(9,951,662)	(7,932,323)
Total stockholders’ equity (deficit)	(850,035)	1,015,404
Total liabilities and stockholders’ equity (deficit)	$423,705	$1,665,073

F2

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended September 30, 2009 and 2008

	2009	2008
Revenues
Slot machine revenues	$134,289	$-
Cost of Revenues
Gaming taxes (Note 10)	18,088	-
Total Cost of Revenues	18,088	-
Gross Profit	116,201	-
Expenses
Management fees – related party	237,674	223,788
Professional fees	57,357	138,881
General and administrative	467,001	670,322
Depreciation	44,395	7,038
Impairment of intangible asset (Note 4)	1,228,965	-
Total Expenses	2,035,392	1,040,029
Net loss before other expenses	(1,919,191)	(1,040,029)
Other Expense (Gain):
Foreign Currency (Gain) Loss	43,392	(22,216)
Interest expense	56,756	4,350
Total other expenses	100,148	(17,866)

Loss Before Income Taxes	(2,019,339)	(1,022,163)
Provision for income taxes (Note 10)	-	-
Net Loss Income	(2,019,339)	(1,022,163)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.024)

Weighted Average Number of Common Shares Outstanding During the Year - Basic and Diluted	66,988,988	43,260,553

F3

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2009 and 2008

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, September 30, 2007	33,223,886	$333	$6,822,394	$(6,910,160)	$(87,433)

Issuance of common stock pursuant to private placement	1,900,000	19	94,981	-	95,000
Issuance of common stock for consulting services provided	200,000	2	9,998	-	10,000
Exercise of common stock purchase warrants	200,000	2	29,998	-	30,000
Common stock issued pursuant to acquisition of subsidiary	13,500,000	135	944,865	-	945,000
Issuance of common stock in repayment of amounts owed to a related party liability	16,880,000	169	843,831	-	844,000
Issuance of common stock purchase warrants	-	-	201,000		201,000
Net loss for the year	-	-	-	(1,022,163)	(1,022,163)
Balance September 30, 2008	65,903,886	660	8,947,067	(7,932,323)	1,015,404

Issuance of common stock in repayment of amounts owed to a related party	878,000	8	43,892	-	43,900

Issuance of common stock for consulting services	1,086,348	11	109,989	-	110,000
Net loss for the year	-	-	-	(2,019,339)	(2,019,339)
Balance September 30, 2009	67,868,234	679	9,100,948	(9,951,662)	(850,035)

F4

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2009 and 2008

	For the year ended September 30, 2009	For the year ended September 30, 2008
Operating activities
Net (loss)	$(2,019,339)	$(1,022,163)
Adjustments to reconcile net (loss) to net Cash provided (used) by operating activities:
Impairment of intangible assets	1,228,965	-
Depreciation	44,395	7,038
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(33,956)	(333)
Decrease (increase) in prepaid expenses	2,035	(1,779)
Increase (decrease) in accounts payable	257,232	189,781
Increase (decrease) in accrued liabilities	16,415	(500)
Net cash provided by (used in) operating activities	(504,253)	(827,956)
Investing activities
Acquisition of capital assets	(2,906)	(123,950)
Net cash provided by (used in) investing activities	(2,906)	(123,950)
Financing activities
Private placement	-	95,000
Leasing liability	43,182	-
Increase in due to/from related parties	461,142	872,909
Net cash provided by (used in) financing activities	504,324	967,909

Increase (decrease) in cash and cash equivalents	(2,835)	16,003

Cash and cash equivalents, beginning of year	18,478	2,475

Cash and cash equivalents, end of year	$15,643	$18,478

Non cash activities:

During the twelve months ended September 30, 2009 the Company:

•	issued 1,086,348 common shares valued at $110,000 for consulting services;
•	issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

During the twelve months ended September 30, 2008 the Company:

•	issued 13,500,000 common shares valued at $945,000 pursuant to the acquisition of InterAmerican Gaming Corp;
•	issued 16,880,000 common shares valued at $844,000 in repayment of amounts owed to a related party;
•	issued 200,000 common shares valued at $10,000 for consulting services provided;
•	issued 200,000 common shares pursuant to the exercise of common share purchase warrants valued at $30,000 for consulting services provided;
•	issued 2,000,000 common share purchase warrants valued at $201,000 for consulting services.

F5

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2009 and 2008

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

On January 28, 2008, the Company acquired all of the issued and outstanding shares of InterAmerican Gaming Corp. (“InterAmerican”), a private casino management company focused on Latin America. InterAmerican provides experience in the Latin American gaming markets with specialization in implementing technology, systems and marketing programs. The company is pursuing acquisitions of existing operations as well as developing casino projects with hotel and resort partners.

On June 19, 2008, the Company formed a new subsidiary called InterAmerican Gaming Peru S.A.C. (“IAG Peru”) to begin to organize the development of certain Peruvian opportunities. IAG Peru is 99% owned by InterAmerican Operations, Inc. and 1% by InterAmerican Gaming, Inc.

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

There is doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $2,019,339 (2008 - $1,022,163) and a working capital deficiency of $1,050,194 as at September 30, 2009.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its four wholly-owned subsidiaries 6584292 Canada, Inc., InterAmerican Gaming, Inc., InterAmerican Operations, Inc. and IAG Peru S.A.C.  6584292 Canada, Inc.  is incorporated under the laws of the Province of Ontario, Canada and is inactive.  InterAmerican Gaming, Inc. and InterAmerican Operations, Inc. are incorporated under the laws of Nevada, and InterAmerican Gaming Peru S.A.C. is incorporated under the laws of Peru.  All inter-company transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided over estimated useful life of the assets using the following annual rates:

Office equipment	5 years straight-line
Gaming equipment	5 years straight-line

F7

Equipment is reviewed for impairment in accordance with FASB ASC 360-10 (prior authoritative literature SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”), which was adopted effective January 1, 2002.  Under FASB ASC 360-10, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value.

Revenue Recognition

The Company recognizes as gaming revenues its proportionate share of the net win from slot machines.  Net win is the difference between coins and currency deposited into the machines and payments made to customers.

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

Intangibles, goodwill and other assets

The Company follows FASB ASC 350 (prior authoritative literature, SFAS No 142, “Goodwill and Other Intangible Assets”).  FASB ASC 350 does not permit the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement.  If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts the management believes to be uncollectable.  The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base.  If the Company’s actual collections experience changes, revisions to the allowance may be required.

F8

Capital Leases

The Company’s policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisitions of property and equipment and to record the incurrence of corresponding obligations as liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with FASB ASC 720.

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

Income Taxes

The Company follows FASB ASC 740 (prior authoritative literature, SFAS No. 109, “Accounting for Income Taxes”) which requires the use of the asset and liability method of accounting of income taxes.  Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings (loss) per share in accordance with FASB ASC 260 (prior authoritative literature, SFAS No. 128, “Earnings Per Share”).  Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.  Diluted loss per share is not presented if the results would be “anti-dilutive”.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued FASB ASC 805 (prior authoritative literature SFAS No. 141(R), "Business Combinations”.  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, on any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 is

F9

effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010.  The Adoption of FASB ASC 805 did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10-65 (prior authoritative literature, FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  FASB ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FASB ASC 320-10-65 are effective for interim and annual reporting periods ending after June 15, 2009, as such, the Company is required to adopt the standards in the current period. Adoption of FASB ASC 320-10-65 did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-12-65 (prior authoritative literature, FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 320-12-65 are effective for interim reporting periods ending after June 15, 2009. Adoption of FASB ASC 320-12-65 did not have a material effect on the financial statement disclosures.

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009: as such, the Company is required to adopt the standards in the current year. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations.

In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.   FASB ASC 105-10 did not have a material effect on its consolidated financial statements.

3.        Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

F10

Amounts due to related parties were:

	September 30, 2009	September 30, 2008

Entities with common directors and /or officers	$553,018	$157,630
Officers and directors	137,892	28,238
Total	$690,910	$185,868

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

4.	Intangibles

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America (Note 6). The agreements at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. In December 2009, as a result of due diligence on the proposed transaction, the Company and SGM mutually agreed to terminate the letter of intent.  As a result, the Company has recorded an impairment to intangible assets of $1,228,965.

5.	Equipment

	September 30, 2009
		Accumulated
	Cost	Depreciation	Net

Equipment under capital lease	$419,892	$(50,299)	$369,593

Office equipment	5,314	(1,134)	4,180

	$425,206	(51,433)	373,773

	September 30, 2008
		Accumulated
	Cost	Depreciation	Net

Equipment under capital lease	$418,057	$(6,967)	$411,090

Office equipment	4,243	(71)	4,172

	$422,300	(7,038)	415,262

Depreciation expense for 2009 and 2008 was $44,395 and$7,038 respectively.

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

7.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of September 30, 2009 (65,903,886 as at September 30, 2008).

During the twelve months ended September 30, 2009 the Company issued:

•	issued 1,086,348 common shares valued at $110,000 for consulting services;
•	issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

Amendments to Articles of Incorporation

On July 14, 2008, shareholders representing a majority of our voting capital stock outstanding consented to amendments to our Articles of Incorporation and to ratify adoption of the Company’s 2008 Stock Option Plan. The purpose of the amendments is to increase our authorized capital stock from 100,000,000 shares, consisting of 100,000,000 shares of Common Stock, to 200,000,000 shares of authorized capital, consisting of 200,000,000 shares of Common Stock

F12

The following is a summary of warrant activity for fiscal 2009.

Number of Shares to Purchase under Warrants

Balance, September 30, 2007	500,000
Issued	2,400,000
Exercised	(200,000)
Expired	-
Balance, September 30, 2008	2,700,000
Issued	-
Expired	(1,500,000)
Balance, September 30,2009	1,200,000

Warrants outstanding at September 30, 2009 consist of the following:

Issue Date	Expiration Date	Exercise Price	Number of Shares

September 26, 2008	September 26, 2010	0.15	1,000,000
February 28, 2008	February 28, 2010	0.15	200,000

Should all outstanding warrants be exercised, the total additional consideration available to the Company is approximately $180,000. A maximum of 1,200,000 common shares would be issued.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There are no stock options outstanding as of September 30, 2009 and the Company has not recorded any stock based compensation in the current or any prior periods.

8.        Unissued Share Liability

The Company agreed to issue 9,758,000 common shares valued at $487,900 in repayment of related party liabilities owed to Gamecorp Ltd.  As of September 30, 2008, 878,000 shares had not yet been issued and the Company has recorded a $43,900 un-issued share liability representing the fair value of the un-issued shares.  During the year ended September 30, 2009, 878,000 common shares were issued to Gamecorp Ltd. representing the unissued share liability.

9.        Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.  The Company will be obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment has been provided as security for the financing.

F13

Minimum lease payments on capital lease obligations are as follows:

2010	211,936
2011	135,306
2012	65,136
412,378
Less imputed interest	(70,845)

Lease obligation	341,533
Less: current portion	(167,919)
173,614

10.      Income Taxes

Under FASB ASC 740 (prior authoritative literature, SFAS No. 109) income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

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

Peru’s tax system is regulated by several statues. The Tax Code is the main legislative body of law that defines tax principles, nature of taxes, the tax duty, and facilities of the Tax Administration. Both the central government and local governments administer the tax system in Peru, but at two different levels.  The Company is responsible for remitting an excise tax (“gaming tax”) that is applied on gambling, chance and lottery games and other related activities.

11.	Subsequent Events

In December 2009, as a result of due diligence on the proposed transaction (note 4), the Company and SGM mutually agreed to terminate their letter of intent.  The parties continue to discuss the involvement of the Company in the project.

On December 18, 2009, the Company’s wholly owned subsidiary IAG Peru S.A.C. was served a labour claim for $78,750 (plus expenses) by a former general manager.  The claim is for unpaid consulting fees, other stock based compensation, bonuses, vacation and other employee benefits.  The dispute involves the start date of employment and the Company believes it has fully accrued for the potential loss in the normal course during the year ended September 30, 2009.

Subsequent events were evaluated through February 16, 2010, the date the financial statements were issued.

F14

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 2, 2009, the Company received notice that its current auditors, Rotenberg and Co., LLP, had resigned in connection with their merger with EFP Group.  The Company has engaged the new firm resulting from the merger, EFP Rotenberg, LLP, to continue as the Company's independent registered public accounting firm.  All of the partners and employees of Rotenberg and Co., LLP and EFP Group have joined the new firm, EFP Rotenberg, LLP.

The reports of Rotenberg and Co., LLP as of and for the years ended September 30, 2008 and 2007 contained an explanatory paragraph indicating that there was substantial doubt as to the Company's ability to continue as a going concern.  Other than such qualification, no report of Rotenberg and Co., LLP for the past two years and the subsequent interim period preceding the resignation of Rotenberg and Co., LLP contained an adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles.  During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation of Rotenberg and Co., LLP, there were no disagreements with Rotenberg and Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rotenberg would have caused it to make reference to such disagreement in its reports.

On October 9, 2009, with the approval of the Audit Committee of the Company’s Board of Directors, EFP Rotenberg, LLP was engaged as the Company's independent registered public accountant effective concurrent with the merger.  Prior to such engagement, during the two most recent fiscal years, the Company has not consulted EFP Rotenberg, LLP on any matter.

ITEM 9A.    CONTROLS AND PROCEDURES

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

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors are John G. Simmonds, Jason Moretto, Graham Simmonds and Randy Barber. Their terms expire upon the election and qualification of their successors.

On July 30, 2009 Adam Szweras resigned as a member of the Board of Directors.  Mr. Szweras’ resignation was voluntary and did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The following table sets forth the names, ages and positions of our directors:

Name	Age	Position

John G. Simmonds	59	Chairman of the Board
Jason R. Moretto	40	Director
Graham Simmonds	36	Director
Randy Barber	62	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. Mr. Simmonds currently also serves as Chief Executive Officer of Wireless Age Communications, Inc. Mr. Simmonds was appointed Chief Executive Officer of Inter American Gaming in June 2006. Mr. Simmonds was appointed President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He resigned as an officer of Newlook Industries Corp. in February 2007 and was reappointed in July 2007.  In September 2004, Mr. Simmonds was appointed as Chief Executive Officer and Director of Lumonall Inc. (OTCBB:LUNL) He resigned as Chief Executive Officer in March 2008 and was reappointed in March 2009.  Mr. Simmonds served as the Chief Executive Officer, of Gate to Wire Solutions, Inc. (OTCBB: GWIR) from 1998 to May 2004. In February 2007 Mr. Simmonds was reappointed CEO of Gate to Wire Solutions Inc. Mr. Simmonds has also been involved with several other companies.

Jason R. Moretto, Director. Mr. Moretto previously served in equity research within the institutional equity group of BMO Nesbitt Burns (now BMO Capital Markets), a full service investment dealer based in Toronto, Canada from September of 1997 to February of 2003. From 1995 to 1997, Mr. Moretto was National Accounting Manager for Universal Concerts Canada (now Live Nation), Canada’s largest promoter of live music and entertainment and operator of the Molson Amphitheatre in Toronto.  Prior to that, he practiced as an accountant in public practice.  He also recently served as a Member of the Ontario Securities Commission's Small Business Advisory Committee for a two year term. Mr. Moretto holds a Bachelor of Commerce degree from the University of Toronto, and is a Certified General Accountant and Chartered Financial Analyst.

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

The Board held 4 meetings during the 2009 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada. Not all directors attended 100% of the Board meetings while serving as such director, and not all directors attended 100% of all committee meetings on which he served as a committee member.

The audit committee (the “Audit Committee”) is the only standing committee of our Board and consists of Graham Simmonds, Randy Barber and Jason Moretto.

The Audit Committee held four meetings during fiscal 2009. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

Shareholder Communications

Our Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-K. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.”  All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

•	reviewing and discussing the audited financial statements with management;
•	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;
•	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-K; and
•	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

The Committee regularly meets with management to consider the adequacy of our internal controls and the integrity of our financial reporting. The Committee discusses these matters with our independent auditors and with our financial personnel.

The Committee regularly meets privately with management and the independent auditors. Each of the independent auditors has unrestricted access to the Committee.

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

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended September 30, 2009, as audited by EFP Rotenberg, LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with EFP Rotenberg the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from EFP Rotenberg required by the Independence Standards Board Standard No. 1 and has discussed with EFP Rotenberg its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended September 30, 2009 be included in the Company’s Annual Report on Form 10-K, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE

Graham Simmonds
Jason R. Moretto
Randy Barber

Executive Officers

The following table presents information with respect to our executive officers, as of December 20, 2009.

Name	Age	Position

John G. Simmonds	59	Director, CEO
Gary N. Hokkanen	53	CFO
Carrie Weiler	50	Corporate Secretary

John G. Simmonds, Director and CEO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Gary N. Hokkanen, CFO. Mr. Hokkanen has served as CFO of the Company since July 2007. He holds a Bachelor of Arts degree from the University of Toronto and is a Certified Management Accountant with over twelve years experience in public company executive level financial management. Mr. Hokkanen has served as CFO of Wireless Age Communications Inc. (pink sheets) since May 2003.  He has also served as CFO for Newlook Industies Corp. (TSX Venture Exchange), Gamecorp Ltd. (formerly Eiger Technology Inc.) (CNSX), Gate To Wire Solutions, Inc. (formerly Trackpower Inc.) (OTCBB), and Lumonall, Inc. (OTCBB)

since July 2007. Mr. Hokkanen previously served as CFO of Gate To Wire for the period from February 1998 to June 2001 and Lumonall from October 2004 to July 2006.  Mr. Hokkanen is also a director and CFO of Sagittarius Corp. (TSX Venture Exchange) a capital pool company.  From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen also served as CFO of Simmonds Capital Limited from July 1998 to January 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited.

Carrie J. Weiler, Director and Corporate Secretary of the Company Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries.  Ms. Weiler was appointed Corporate Secretary of Inter American Gaming Inc. in September 2006.Ms. Weiler was appointed Corporate Secretary of Newlook Industries Corp. on July 17, 2007.   She has served as Corporate Secretary of Gate to Wire Solutions, Inc. since 1998.  On October 15, 2004 Ms. Weiler was appointed Corporate Secretary of Lumonall, Inc. and continues to serve in such capacity. Ms. Weiler has served as Corporate Secretary of Wireless Age Communications, Inc since May 2003, and Gamecorp Ltd. since July 2007.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between October 1, 2008 and September 30, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

ITEM 11.    EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual		Long-Term Compensation
		Compensation		Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds	2009	0	0	0	0	0	0	0	0	0
Chief Executive	2008	0	0	0	0	0	0	0	0	0
Officer	2007	0	0	0	0	0	0	0	0	0

Option Grants in 2009 Fiscal Year

We made no option grants in 2009.  We have no outstanding options held by any member of our management.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In 2009, we had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of December 20, 2009 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

ETIFF Holdings, LLC	30,662,600	0	30,662,600	45%
John G. Simmonds	0	0	0	*
Gary N. Hokkanen	200,000	0	200,000	*
Carrie Weiler	0	0	0	*
Graham Simmonds	350,000	0	350,000	*
Randy Barber	200,000	0	200,000	*
Jason Moretto	0	0	0	*

All executive officers and directors as a group (6 persons)(2)	750,000	0	750,000	1.1%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 67,868,234 shares issued and outstanding as December 19, 2008, (excluding any shares issuable under options or warrants,).

(2)	Officers and Directors as a group include John Simmonds, Jason Moretto, Carrie Weiler, Gary Hokkanen, Graham Simmonds and Randy Barber.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

Gamecorp Ltd. which is a shareholder of the Company has advanced the Company a total of $1,196,669 in the last five years to cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses. During the year ended September 30, 2009, the Company issued 878,000 shares of its common stock in repayment of services worth $43,900.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2008 and 2009:

Year	Audit Fees	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2009	$16,500	$ Nil	$ Nil	$ Nil	$16,500
2008	$15,250	$ Nil	$ Nil	$ Nil	$15,250

Note 1: Includes the review of quarterly Form 10-Qs.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Form/Period/Dated	Filed

3.1	Articles of Incorporation	Form 10-SB	September 28, 2000
3.2	Certificate of Amendment to Articles of Incorporation	Form 10-SB	September 28, 2000
3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000	Form 10-QSB	November 7, 2000
3.4	Bylaws	Form 10-QSB	November 7, 2000
14.1	Code of Business Conduct	Form 10-KSB	December 30, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302		Herein
31.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein
32.1	Certification of Chief Executive Officer Pursuant to Section 906		Herein
32.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

Reports on Form 8-K.

On August 5, 2009 the Company filed Form 8-K describing the resignation of Adam Szweras from the Board of Directors.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: February 16, 2010	INTERAMERICAN GAMING, INC.

By:	/s/ John G. Simmonds
John G. Simmonds, CEO (principal executive officer)
By:	/s/ Gary N. Hokkanen
Gary N. Hokkanen, CFO (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		February 16, 2010
John G. Simmonds	CEO/Chairman
/s/ Jason R. Moretto		February 16, 2010
Jason R. Moretto	Director
/s/ J. Graham Simmonds		February 16, 2010
J. Graham Simmonds	Director
/s/ G.R. Randy Barber		February 16, 2010
G.R. Randy Barber	Director