Form 10-Q
period 2009-12-31
InterAmerican Gaming, Inc.
filed 2010-02-22
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2009

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
(905) 833-9846 (Issuer’s Telephone Number, Including Area Code)

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

The number of shares of common stock outstanding as of February 22, 2010: 67,686,234.

InterAmerican Gaming, Inc

PART I. Financial Information

Item 1.  Condensed Financial Statements

InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2009

	(unaudited) December 31, 2009	September 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$-	$15,643
Accounts receivable	63,208	34,289
Total current assets	63,208	49,932

Equipment, net of accumulated depreciation (Note 5)	357,237	373,773
Total assets	$420,445	$423,705

LIABILITIES
Current liabilities
Due to related parties (Note 4)	$790,883	$690,910
Accounts payable	199,709	216,382
Accrued liabilities	41,830	24,915
Obligations under capital lease (Note 6)	210,388	167,919
Total current liabilities	1,242,810	1,100,126

Obligations under capital lease (Note 6)	136,491	173,614
Total liabilities	$1,379,301	$1,273,740

STOCKHOLDERS’ (DEFICIT)
Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding	$679	$679
Additional paid-in capital	9,100,948	9,100,948
Accumulated deficit	(10,060,483)	(9,951,662)
Total stockholders’ (deficit)	(958,856)	(850,035)
Total liabilities and stockholders’ (deficit)	$420,445	$423,705

See accompanying notes to financial statements

InterAmerican Gaming, Inc and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended December 31, 2009, and December 31, 2008

	Three months ended December 31
	2009	2008
Revenues:
Slot machine revenue, net	$39,633	$13,933
Total revenues	39,633	13,933

Cost of revenues:
Gaming tax	6,177	1,638
Total cost of revenues	$6,177	$1,638

Gross profit	33,456	12,295

Operating expenses:
Management fees – related parties	63,340	60,076
Professional fees	14,091	13,997
General and administrative	20,247	161,627
Total operating expenses	97,678	235,700

Net loss before other expenses and income taxes	(64,222)	(223,405)

Other expenses (income)
Amortization	16,536	909
Interest expense	15,346	13,538
Foreign currency loss (gain)	12,717	(23,799)
Total other expenses (income)	44,599	(9,352)

Loss from operations	(108,821)	(214,053)

Net loss before income taxes	(108,821)	(214,053)

Provision for income taxes	-	-
Net loss	(108,821)	(214,053)
Comprehensive loss	$(108,821)	$(214,053)

Earnings per weighted average number of shares outstanding during the period
Basic and diluted
Net loss	$(0.002)	$(0.003)
Weighted average number of common shares outstanding during the year
Basic and diluted	67,868,234	66,342,886

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Consolidated Statements of Stockholders’ (Deficit)
For the Three Months Ended December 31, 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated (deficit)	Total stockholders’ (deficit)

Balance, September 30, 2009	67,868,234	$679	$9,100,948	$(9,951,662)	$(850,035)

Net loss for the period				(108,821)

Balance, December 31, 2009	67,868,234	$679	$9,100,948	$(10,060,483)	$(958,856)

See accompanying notes to financial statements

 InterAmerican Gaming, Inc and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2009, and December 31, 2008

	Three Months Ended December 31,
	2009	2008
Net cash used in operations
Net loss	$(108,821)	$(214,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued unpaid interest	15,346	-
Amortization	16,536	909
Changes in operating assets and liabilities:
Accounts receivable	(16,673)	(845)
Accrued liabilities	16,915	4,977
Prepaid expenses	-	2,035
Accounts payable	(28,919)	21,516
Net cash used in operating activities	(105,616)	(185,461)
Cash flows provided by investing activities:
Acquisition of capital assets	-	(2,907)
Net cash used in investing activities:	-	(2,907)

Cash flows provided by financing activities:
Increase in due to/from related parties	99,973	172,637
Leasing liability	(10,000)	-
Net cash provided by financing activities:	89,973	172,637

(Decrease) in cash and cash equivalents from continuing operations	(15,643)	(15,731)

Increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	15,643	18,478
Cash and cash equivalents, end of period	$-	$2,747

Non cash activities:

During the three months ended December 31, 2009 the Company:

None

During the three months ended December 31, 2008 the Company:

•	Issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

See accompanying notes to financial statements.

InterAmerican Gaming, Inc and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2009

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

There is doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $1,179,602and an accumulated deficit of $10,060,483 as at December 31, 2009.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The Company heavily relies upon loans from related parties, specifically Gamecorp Ltd. (“Gamecorp”), to further provide capital contributions to its investments. As at December 31, 2009, Gamecorp holds a 45% ownership interest in the Company. During the three month period ended December 31, 2009, Gamecorp further advanced or provided services of $62,641 to the Company.  As at December 31, 2009 the Company owes $431,906 to Gamecorp.

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

Subsequent events were evaluated through February 22, 2010, the date the financial statements were issued.

Deployment of Slot Machines in Peru

In fiscal 2009, the Company installed 62 slot machines at Fantasy Club Del Peru SA (“Fantasy”) locations, operating under various brands throughout the country: “Slot City” in Chiclayo, “Monos Dorados” in Huacho and Huaral.

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

Note 2. Summary of Significant Accounting Policies

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.  There have been no significant changes of accounting policies since September 30, 2009.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission.

Revenue Recognition

The Company recognizes as gaming revenue the net win from gaming activities which is the difference between coins and currency deposited into the machines and payments made to customers. Revenues for the three month period ended December 31, 2008 have been reclassified to conform to the current year’s presentation. Revenue share paid to gaming site owners have been deducted from gross revenues.

Accounts Receivable

The Company recognizes accounts receivables as cash receipts net of revenue share and gaming tax and therefore does not provide an allowance for doubtful accounts.

Note 3 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB ASC 805 (prior authoritative literature SFAS No. 141(R), "Business Combinations”.  FASB ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, on any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FASB ASC 805 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2010.  The Adoption of FASB ASC 805 did not have a material effect on its consolidated financial statements.

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

In May 2009, the FASB issued FASB ASC 855-10 (prior authoritative literature, FSB No. FAS 165, “Subsequent Events”). FASB ASC 855-10 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009: as such, the Company is required to adopt the standards in the current year. FASB ASC 855-10 did not have a material effect on the financial position, cash flows, or results of operations

.In June 2009, the FASB issued FASB ASC 105-10 (prior authoritative literature, FSB No. FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), to formally establish the FASB Accounting Standards Codification as the single source of authoritative, nongovernmental U.S. GAAP, in addition to guidance issued by the SEC. On the effective date, the Codification will supersede existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification becomes nonauthoritative. Therefore, from the effective date of the Codification, there will no longer be levels of authoritative GAAP, rather there will only be authoritative and nonauthoritative GAAP. All content within the Codification carries the same level of authority. The Statement makes the Codification effective for interim and annual periods ending after September 15, 2009.   FASB ASC 105-10 did not have a material effect on its consolidated financial statements.

Note 4 – Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due to related parties were:

	December 31, 2009	September 30, 2009

Entities with common directors and /or officers	$624,243	$553,018
Officers and directors	166,640	137,892
Total	$790,883	$690,910

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

Note 5 – Equipment

	December 31, 2009			September 30, 2009
	Cost	Accumulated Amortization	Net	Net

Office equipment	$5,314	$(1,399)	$3,915	$4,180
Gaming equipment	419,892	(66,570)	353,322	369,593

	$425,206	$(67,969)	$357,237	$373,773

Note 6 - Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.  The Company will be obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment has been provided as security for the financing.   As of December 31, 2009, the Company is in default of monthly lease payments for a total of $114,030.

Note 7 – Subsequent Events

In December 2009, as a result of due diligence on the proposed transaction (Note 1), the Company and SGM mutually agreed to terminate their letter of intent.  The parties continue to discuss the involvement of the Company in the project.

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

Subsequent events were evaluated through February 22, 2010, the date the financial statements were issued.

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

Overview

The Company’s focus is on gaming opportunities in Latin America.  During the three months ended December 31, 2009 the Company continued to evaluate acquisitions or existing operations.  The new business opportunities will require additional funding for capital expenditures and losses prior to achieving breakeven operations.

Results of operations for the three month period ended December 31, 2009 compared to 2008

Revenues and gross profit

Revenue is generated from slot machines owned by the Company that are deployed in gaming establishments in Peru. Initially the Company installed machines in Lima, Peru but was not satisfied with the operating results that were being generated. During fiscal 2009, the Company redeployed substantially all of the slot machines in gaming venues in the provinces of Peru (outside of Lima) and results have begun to improve.

The Company recorded $39,633in slot machine revenue for the three month period ended December 31, 2009. The cost of revenues was $6,177 representing local gaming tax. For the three month period ended December 31, 2009 the Company had a gross profit of $33,456. During the comparative period in the prior year the Company generated $13,933 in slot machine revenue and gross profit of $12,295.

General and administrative expenses

General and administrative expenses were $20,247during the three month period ended December 31, 2009 and $161,627 during the three month period ended December 31, 2008.  General and administrative expenses include consulting, travel and auto, occupancy and communications and other similar costs associated with operating the business in its current state of evolution.  The decrease in expenses is the result of cost cutting measures instated by management to reduce cash burden. General and administrative expenses during the three month period ended December 31, 2009 included the abatement of a $20,000 late filing tax penalty by the IRS.

Management fees – related parties

Accrued and/or paid management fees to related parties were $63,340 during the three month period ended December 31, 2009 and $60,076 during the three month period ended December 31, 2008. Management fees are for the executive management services of our officers and for administrative and financial management services provided by a related party.

Professional fees

Professional fees were $14,091 during the three month period ended December 31, 2009 and $13,997 during the three month period ended December 31, 2008. Professional fees were incurred to obtain gaming industry expertise, to obtain advice on organizational matters associated with the proposed Latin American business opportunities and legal advice on operating in foreign jurisdictions.

Other expenses

The Company incurred other expenses totaling $44,599 during the three month period ended December 31, 2009 compared to other income of $9,352 during the comparative period in the prior year.

During the three month period ended December 31, 2009, amortization costs totaled $15,536 compared to $909 in the comparative period in the prior year. Amortization expense has risen as more slot machines have been deployed. Interest expense relating to obligations under capital lease totaled $16,346 in during the current period and $13,538 in the prior period.

During the three months ended December 31, 2009 the Company recorded a foreign currency loss of $12,717 compared to a foreign exchange gain of $23,799 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the three month period ended December 31, 2009 the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Operating loss

The loss from operations during the three month period ended December 31, 2009 was $108,821 compared to $214,053 during the comparative period in the prior year. Management expects to continue to incur pre-maturity operating losses until the Company develops additional revenue streams in Latin America.

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

Liquidity and Capital Resources

Our total assets decreased by $3,260 from $423,705 at September 30, 2009 to $420,445 at December 31, 2009. The decrease in total assets is primarily a result of a $15,643 reduction in cash used for operating activities,  depreciation of equipment of $16,536 offset by a $28,919 increase in accounts receivable.

Our total liabilities increased from $1,273,740 at September 30, 2009 to $1,564,301 at December 31, 2009, an increase of $290,561.  Due to related parties increased to $790,883 from $690,910, an increase of $99,973 of which amounts owed to entities with common officers and/or directors increased by $71,255 and amounts owed to officers and/or directors increased by $28,748. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable and accrued liabilities increased to $241,539 from $241,297, a minor increase of $242, amounts of which are primarily due to costs incurred for professional and consulting services. Obligations under capital lease increased to $346,879 from $341,533, as a result of additional accrued interest. As of December 31, 2009 the Company is in default of scheduled monthly lease payments.

The stockholders’ deficiency increased from $850,035 at September 30, 2009 to $958,856 at December 31, 2009, as a result of our $108,821 loss for the three months ended December 31, 2009.

At December 31, 2009, the Company had a working capital deficit of $1,179,602 and cash of $nil as compared to working capital deficit of $1,050,194 and cash of $15,643 at September 30, 2009. The increase in working capital deficit was primarily attributed to rising liabilities as result of unpaid services provided by management and related parties.

Net cash used in continuing operating activities was $105,616 arising from the operating losses as adjusted for non-cash working capital items.

The Company did not use cash in investing activities during the current period.

Cash flows provided by financing activities were $98,973 primarily from advances from related parties and accrued interest under under-serviced lease liabilities.

The Company is negotiating the terms and conditions of various business opportunities that will require incremental financing by the Company. Depending upon the result of these negotiations the amount of additional financing may be substantial.

The Company heavily relies upon loans from related parties, specifically Gamecorp, to further provide capital contributions to its investments. As at December 31, 2009, Gamecorp holds a 45% ownership interest in the Company. During the three month period ended December 31, 2009, Gamecorp further advanced or provided services of $62,641 to the Company.  As at December 31, 2009 the Company owes $431,906 to Gamecorp.

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

The Company's continuation as a going concern is uncertain and dependant on successfully bringing its services to market, achieving future profitable operations and obtaining additional sources of financing to sustain its operations, the outcome of which cannot be predicted at this time. The Company largely relies on related parties to fund the operating losses as it develops its go forward business plan. Management is hopeful that the financial position of the

Company will improve as the new business strategy unfolds. There can be no assurance that funding will continue on favorable terms if at all.  In the event the Company does not generate positive cash flow from future operations or cannot obtain the necessary funds, it will be necessary to delay, curtail or cancel the business operations.

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

There have been no significant changes in our internal controls over financial reporting during the first quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default under monthly capital lease payments to a related party.

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
* Filed herein.

(b)            Reports on Form 8-K:

The Company filed Form 8-K on October 6, 2009 and Form 8-K/A on October 14, 2009 to discuss the resignation of its current auditors in connection with their merger, the Company engaged the new firm resulting from the merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN GAMING, INC

Dated: February 22, 2010

/s/ John G Simmonds	/s/ Gary N Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Chief Executive Officer	Title: Chief Financial Officer