Form 10-K
period 2010-09-30
InterAmerican Gaming, Inc.
filed 2013-03-01
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-31639

INTERAMERICAN GAMING, INC.
(Exact name of Registrant as specified in its charter)

Nevada	88-0436364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario, Canada L7B 1M3	905-833-9846
(Address of Principal Executive Offices)	(Registrant’s Telephone No., including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.00001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $364,556 as of March 31, 2010 based on the last sale ($0.01 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of February 19, 2013, the number of shares outstanding of the registrant’s Common Stock was 169,944,901 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-K:  None

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the period ended September 30, 2010 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

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

On October 20, 2008, Racino Royale, Inc. changed its name to InterAmerican Gaming, Inc. to better reflect its business direction, to invest in Latin American horseracing and gaming opportunities.

During the 2008 fiscal year, the Company was reorganized to begin developing international gaming operations. The Company leased video lottery terminal slot machines from a related party and began deploying the assets in non-owned gaming locations. In 2009, the Company installed slot machines at Fantasy Club Del Peru SA (“Fantasy”) locations, operating under various brands throughout the country: “Slot City” in Chiclayo, “Colibri Dorado” in Chincha and “Monos Dorados” in Huacho and Huaral.

During fiscal 2010, the Company made the decision to step back from gaming operations.  During the second quarter the Company began moving the slot machines into storage and by the end of the third quarter the Company no longer had machines installed in any casinos.

Recent Developments

On August 30, 2010, the Company entered into a settlement agreement with the related party, by virtue of common officers and directors, which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.

On July 7, 2011, the Company entered into a letter of intent with Baron Group Ventures ("BGV") to acquire an 80.1% interest in NowPhit Operations Inc. (“NowPhit”).

On October 3, 2011, the Company entered into a settlement agreement with Gamecorp Ltd. (“Gamecorp”) a related party by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

On October 3, 2011, the Company executed a share exchange agreement with NowPhit and its shareholders (the “share exchange”) pursuant to which the Company purchased 80.1% of NowPhit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

On October 21, 2011 the Company settled amounts of $106,262 owing to directors, officers and consultants with 2,500,000 common shares.

In conjunction with the signing of the Share Exchange, all of the directors and officers of IAG, excluding J. Graham Simmonds, resigned and were replaced by nominees of BGV. As of October 3, 2011, the Board of Directors of IAG were made up of J. Graham Simmonds, Gary Schwartz, and Marc Askenasi.

Officers of the Company are now as follows:

Marc Askenasi	President & Chief Executive Officer
J. Graham Simmonds	Chairman & Interim Chief Financial Officer

On January 17, 2012, the Company appointed Henry J. Kloepper and Gerald Goldberg to its Board of Directors.

On January 30, 2012, NowPhit changed its name to SoFit Mobile Inc. (“SoFit”), short for Social Fitness, as it was determined to better reflect the business of the Company’s subsidiary.

On April 17, 2012, the Company closed an equity financing of $400,000 at a price of $0.02 per share for a total issuance of 20,000,000 shares.  The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing are being used to advance the Company's SoFit platform and for general corporate purposes.

On June 13, 2012, the Company closed its second equity financing of $225,000 at a price of $0.03 per share for a total issuance of 7,500,000 shares. The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing were being used to complete commercialization of the SoFit platform, to execute SoFit’s summer 2012 launch strategy, and for general corporate purposes to update IAG’s financial reporting and accounting.

On September 30, 2012, the Company settled $4,000 in accounts payable, owing to unrelated parties with 133,333 common shares of the Company.  These shares have not yet been issued.

On September 30, 2012, the Company entered into a settlement agreement with a former consultant to settle fees and expenses in the amount of $16,445 with 774,710 common shares of the Company. These shares have not yet been issued.

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On October 31, 2012, two consultants of the Company exercised their options, purchasing 1,750,000 common shares and 1,442, 222 common shares at $0.02 and $0.03 respectively. These shares have not yet been issued.

SoFit products include integrated mobile applications and complementary wireless devices that enable athletes to track, train, and compete with each other in real-time via the SoFit platform. Athletes can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. The SoFit platform also features a charity and event function that allows athletes to raise donations for a charity of their choice and remotely compete in athletic events from anywhere around the world in real-time.  The SoFit mobile applications were launched in July 2012.

Employees

As of the date of this report, the Company has 6 employees, including our current officers, and independent contractors.

ITEM 1A.  RISK FACTORS

In addition to other information in this Current Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Dependence on our management, without whose services, the Company's business operations could cease.

At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Lack of additional working capital may cause curtailment of any expansion plans while the raising of capital through a sale of equity securities would dilute existing shareholders' percentage of ownership.

Our available capital resources may not be adequate to fund our working capital requirements. Any shortage of capital could affect our ability to fund our working capital requirements to sustain operations. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely affect our operations.

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations. Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. While we believe that our internal controls are adequate for our current level of operations, we believe that we may need to employ additional accounting staff as our operations ramp up. If, in the future, we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

Our common stock is subject to the Penny Stock Regulations.

Once it commences trading (if ever) our common stock could be subject to the SEC's "penny stock" rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no "market price" and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and may in the future be subject to price volatility unrelated to our operations.

Our common stock has no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock (if and when a market price is established) and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 3565 King Road, Suite 102, King City, Ontario, Canada, L7B 1M3 (tel. 905-833-9845, fax 905-833-9847).  The Company does not pay rent for the use of these facilities.

ITEM 3.  LEGAL PROCEEDINGS

On December 18, 2009, the Company’s wholly owned subsidiary IAG Peru S.A.C. was served a labor claim for $78,750 (plus expenses) by a former general manager.  The claim is for unpaid consulting fees, other stock based compensation, bonuses, vacation pay and other employee benefits.  The dispute involves the start date of employment and the Company believes it has fully accrued for the potential loss in the normal course during fiscal 2009.  The amount is recorded in accounts payable on the balance sheet.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock currently is listed for trading on the OTC Pink Sheets under the symbol "IAGM."  The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our common stock.

2009 FISCAL YEAR:

	High	Low

1st Quarter	0.25	0.05
2nd Quarter	0.25	0.02
3rd Quarter	0.12	0.03
4th Quarter	0.05	0.03

2010 FISCAL YEAR:

	High	Low

1st Quarter	0.15	0.02
2nd Quarter	0.02	0.01
3rd Quarter	0.01	0.01
4th Quarter	0.00	0.00

At February 19, 2013, the closing bid price of our Common Stock was $0.022 per share.

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

(b)  As of September 30, 2010, there were 97 stockholders of record of our common stock, including 79 beneficial holders.

(c)   The Company did not pay any dividends on its Common Stock during the two years ended September 30, 2010 and September 30, 2009.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the near future.  See "Part II, Item 8, Financial Statements."

(d)  At September 30, 2010, there were no outstanding options to purchase, or securities convertible into our common stock although the shareholders at a meeting held on July 14, 2008 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow the Company to grant up to 7,500,000 incentive stock options to directors and employees at the board of directors’ discretion.

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

Overview

The Company’s focus in fiscal 2009 was on gaming opportunities in Latin America.  On January 28, 2008, the Company acquired all of the issued and outstanding InterAmerican Gaming Corp., a private casino management company focused on Latin America.  The InterAmerican acquisition provided the Company with the experience in Latin American gaming markets to pursue acquisitions of existing operations as well as develop projects with hotel and casino projects.

On August 30, 2010, the Company entered into a settlement agreement with the related party which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result, the Company classified IAG Peru as discontinued operations for the year ended September 30, 2010.  The comparative figures for 2009 have been reclassified also to reflect the same treatment.

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2010 and 2009.

During the year ended September 30, 2010 the Company recorded a net loss of $548,320 compared to a net loss of $2,019,339 in 2009.

Continuing Operations

The Company had no revenues from continuing operations for the years ended September 30, 2010 and September 30, 2009.

Total expenses during the year ended September 30, 2010 were $163,204 compared to $1,944,812 during the year ended September 30, 2009. Management fees to related parties were $88,540 in the current fiscal year and $237,674 in the prior fiscal year. Current fiscal year’s management fees include payments made for the services of the Company’s officers. Professional fees totaled $26,817 in fiscal 2010 compared to $50,906 during fiscal 2009. Professional fees primarily include audit and accounting services costs.  Management fees to related parties and professional fees year over year have decreased by $149,134 and $24,089 respectively.  General and administrative expenses decreased $392,969 from $427,267 during fiscal 2009 to $34,298 in fiscal 2010.  General and administrative costs for 2010 included: consulting fees of $10,000, director’s fees of $29,009, the cancellation of a $(20,000) tax penalty and miscellaneous costs of $15,289.  The overall lower costs in fiscal 2010 are the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $13,549.  During fiscal 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America.  The agreements which at the time of acquisition were in the form of letters of intent to manage: the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. In December 2009, as a result of due diligence on the proposed transaction, the Company and Signature Gaming Management Peru, S.A.C. (“SGM”) mutually agreed to terminate the letter of intent.  As a result, the Company has recorded an impairment to intangible assets of $1,228,965.

The Company recorded a foreign currency loss of $20,672 for fiscal 2010 and of $43,392 for the comparative period in fiscal 2009.

As a result, the Company had a net loss of ($183,995) from continuing operations during the twelve month period ended September 30, 2010, (approximately $0.003 per share) compared to a net loss of ($1,988,454) in the same period ended September 30, 2009 (approximately $0.030 per share).

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

Discontinued Operations

Beginning in fiscal 2009, the Company began to generate revenues from slot machine operations in Latin America.  Slot machines were initially deployed in Lima, Peru but were subsequently moved to the provinces of Peru (Chiclayo, Huacho, and Huaral) where the financial performance improved.

The Company generated $74,353 in revenues during the year ended September 30, 2010 compared to $134,289 during the comparative period in the prior year.  Operations of IAG Peru S.A.C. were wound down during fiscal 2010.

Total costs and expenses during the year ended September 30, 2010 were $102,048 compared to $108,418 during the year ended September 30, 2009.  Costs and expenses for fiscal 2010 consist of Gaming taxes of $12,839, professional fees of $48,435, depreciation of $19,648 and miscellaneous costs of $21,126.

During fiscal 2010, the Company recorded an impairment to assets of $279,922.  On January 1, 2010, the Company classified office equipment impaired in the amount of $3,915 as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.  Management also determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.  At September 30, 2010, the Company no longer had access to its bank account in Peru.  As a result, the Company wrote off the last known account balance of $2,685.

During the period ended September 30, 2010, the Company recorded interest expense of $56,707 and $56,756 in fiscal 2009 in relation to the capital lease of gaming equipment.

As a result, we had a net loss of ($364,325) from discontinued operations during the twelve month period ended September 30, 2010, (approximately $0.005 per share) compared to a net loss of ($30,885) in the same period ended September 30, 2009 (approximately $0.000 per share).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total assets decreased from $423,705 at September 30, 2009 to $30 at September 30, 2010.

Assets at September 30, 2010 consisted of cash and cash equivalents of $30.

The Company’s total liabilities decreased from $1,273,740 at September 30, 2009 to $867,700 at September 30, 2010. Due to related parties balance decreased from $690,910 at September 30, 2009 to $618,460 at September 30, 2010. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable decreased from $216,382 at the beginning of 2010 to $197,562 at the end of the year.  Accrued liabilities decreased from $24,915 at September 30, 2009 to $20,000 at September 30, 2010.  Liabilities of $31,678 were classified to discontinued operations and consisted of accounts payable of $3,500 and accrued liabilities of $28,178.

The stockholders’ deficit increased from $850,035 at September 30, 2009 to $867,670 at September 30, 2010.  The change in deficit is attributable to:

1.
A settlement with a former director in which he forgave $36,081 in unpaid director fees owing to him from the Company.  This transaction was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

2.
 A settlement with a former officer of the Company in which he forgave $48,300 in unpaid consulting fees owing to him.  This transaction was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

3.
A settlement with Grandvue, a related party by virtue of common officers and directors and the holder of the Company’s capital lease.  Grandvue was owed $476,784 in advances, inter-company loans, lease payments and interest for financing provided on the slot machines being operated by IAG Peru.  As full settlement of this amount, the Company transferred to Grandvue, assets valued at $56,511 consisting of all of the slot machine assets and all receivables due from slot machine rental and revenue sharing.  Grandvue also agreed to assume the outstanding gaming tax liability of $26,031 owed by the Company.  This transaction resulted in a gain of $446,304 which was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

4.	A $548,320 loss for the year.

At September 30, 2010, the Company had a working capital deficit of $867,670.  The Company had cash balances of $30 at September 30, 2010 and is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $197,562, the Company owes related companies $618,460 without specific repayment terms.

During the fiscal year ended September 30, 2010, the Company experienced a net increase in cash from continuing operations of $30.  The Company used $177,637 in cash in operating activities from continuing operations, arising primarily from operating losses, and generated $177,667 in cash from financing activities from continuing operations, primarily from related parties.

The Company experienced a net decrease in cash from discontinued operations of $15,643. Cash used in operating activities from discontinued operations totaled $39,959, cash provided by investing activities of discontinued operations totaled $54,800 and cash used in financing activities from discontinued operations totaled $30,484.

Overall between continuing operations and discontinued operations the cash balances of the Company decreased by $15,613.

The Company’s sources of cash have been loans or private placements of common stock. Although the Company has been successful in limited third party equity financing, thus far the development of our operations has been substantially funded by Gamecorp, the largest single shareholder of the Company. This initial financing is intended to fund operations only up to project commitment or launch stage. For further clarity, Gamecorp is generally able and willing to fund day to day operating costs, travel expenses, the costs of due diligence and third party feasibility studies.  Although Gamecorp may participate in the financing of project capital costs, we expect that any material project financing will have to be assembled by the Company itself. Such financing could include straight forward senior debt, convertible debt or equity. Shareholders may experience significant dilution.

On October 3, 2011, the Company entered into a settlement agreement with Gamecorp in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

On October 3, 2011, the Company executed a share exchange resulting in a reverse merger with SoFit and a change of business for the Company.  SoFit products include integrated mobile applications and complementary wireless devices that enable athletes to track, train, and compete with each other in real-time via the SoFit platform. Athletes can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. The SoFit platform also features a charity and event function that allows athletes to raise donations for a charity of their choice and remotely compete in athletic events from anywhere around the world in real-time.  Products were launched in July 2012.

The Company cannot predict to what extent our current lack of liquidity and capital resources will impair our new business operations. However, the Company believes it will incur further operating losses. There is no assurance that the Company can continue as a going concern without continued funding. In the current state of development, the Company is reliant upon the continued funding by related entities. There can be no assurance that this funding will continue in the future.

The Company expects it will require additional financing to cover legal, accounting, consulting, management fees and the miscellaneous costs of being a reporting company in the next fiscal year.

Going concern qualification: The Company has incurred significant losses from operations for the year ended September 30, 2010, and such losses are expected to continue.  In addition, we have a working capital deficit of $867,670 and an accumulated deficit of $10,499,982. The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangibles, Goodwill and Other Assets

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors as considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When the Company determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

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

Inflation

Although our operations are influenced by general economic conditions, the Company does not believe that inflation had a material effect on our results of operations during our fiscal year ended September 30, 2010.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS

INTERAMERICAN GAMING INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(Stated In US Dollars)

Certified Public Accountants | 280 Kenneth Drive, Suite 100 | Rochester, New York 14623 | 585.427.8900 | EFPRotenberg.com

EFP ROTENBERG LLP
what counts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InterAmerican Gaming Inc.

We have audited the accompanying consolidated balance sheets of InterAmerican Gaming Inc. as of September 30, 2010 and 2009, and the related consolidated statements of comprehensive income, stockholders' equity and, and cash flows for each of the years in the two-year period ended September 30, 2010. InterAmerican Gaming Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Gaming Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained continued losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
February 27, 2013

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	September 30, 2010	September 30, 2009
Current assets
Cash and cash equivalents	$30	$15,643
Accounts receivable	-	34,289
Total current assets	30	49,932

Equipment, net of accumulated depreciation (Note 5)	-	373,773
Total assets	$30	$423,705

LIABILITIES
Current liabilities
Due to related parties (Note 3)	$618,460	$690,910
Accounts payable	197,562	216,382
Accrued liabilities	20,000	24,915
Obligations under capital lease (Note 8)	-	167,919
Liabilities of discontinued operations (Note 10)	31,678	-
Total current liabilities	867,700	1,100,126

Obligations under capital lease (Note 8)	-	173,614
Total liabilities	$867,700	$1,273,740

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2009:67,868,234) (Note 7)	$679	$679
Additional paid-in capital	9,631,633	9,100,948
Accumulated deficit	(10,499,982)	(9,951,662)
Total stockholders’ (deficit) equity	(867,670)	(850,035)
Total liabilities and stockholders’ (deficit) equity	$30	$423,705

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended September 30, 2010 and 2009

	2010	2009
Expenses
Management fees – related party	$88,540	$237,674
Professional fees	26,817	50,906
General and administrative	34,298	427,267
Impairment of assets (Note 6)	13,549	-
Impairment of intangible asset (Note 4)	-	1,228,965
Total expenses	163,204	1,944,812
Net (loss) before other expenses	(163,204)	(1,944,812)
Other expense:
Foreign currency loss	20,791	43,642
Total other expenses	20,791	43,642

(Loss) before income taxes	(183,995)	(1,988,454)
Provision for income taxes (Note 11)	-	-
(Loss) from continuing operations	(183,995)	$(1,988,454)
(Loss) from discontinued operations	(364,325)	(30,885)
Net (loss) and comprehensive (loss)	$(548,320)	(2,019,339)
Net (loss) per share - continuing operations - basic and diluted	$(0.003)	$(0.030)
Net (loss) per share - discontinued operations - basic and diluted	$(0.005)	(0.000)
Net (loss) and comprehensive (loss) per share	$(0.008)	(0.030)

Weighted average number of common shares outstanding during the year – basic and diluted	67,868,234	66,988,988

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2010 and 2009

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)

Balance September 30, 2008	65,903,886	$660	$8,947,067	$(7,932,323)	$1,015,404

Issuance of common stock in repayment of amounts owed to a related party	878,000	8	43,892	-	43,900

Issuance of common stock for consulting services	1,086,348	11	109,989	-	110,000

Net loss for the year	-	-	-	(2,019,339)	(2,019,339)
Balance September 30, 2009	67,868,234	$679	$9,100,948	$(9,951,662)	$(850,035)

Settlement of director fees with a former director of the Company (Note 9)	-	-	36,081	-	36,081

Settlement of consulting fees with a former officer of the Company (Note 9)	-	-	48,300	-	48,300

Settlement of liabilities owing to a related party and holder of the Company’s capital lease (Note9)	-	-	446,304	-	446,304

Net loss for the year	-	-	-	(548,320)	(548,320)
Balance, September 30, 2010	67,868,234	$679	$9,631,633	$(10,499,982)	$(867,670)

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2010 and 2009

	For the year ended September 30, 2010	For the year ended September 30, 2009
Operating activities
Net (loss) from continuing operations	$(183,995)	$(1,988,454)
Items not involving cash:
Impairment of intangible assets	-	1,228,965
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(642)	240,803
Increase (decrease) in accrued liabilities	7,000	4,500
Net cash provided by (used in) operating activities	(177,637)	(514,186)
Investing activities
Net cash provided by (used in) investing activities	-	-
Financing activities
Increase in due to/from related parties	177,667	517,024
Net cash provided by (used in) financing activities	177,667	517,024

Increase (decrease) in cash from continuing operations	30	2,838
Increase (decrease in cash from discontinuing operations	(15,643)	(5,673)
Increase (decrease) in cash	(15,613)	(2,835)
Cash and cash equivalents, beginning of year	15,643	18,478

Cash and cash equivalents, end of year	$30	$15,643

Supplemental information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash activities:

During the twelve months ended September 30, 2010 the Company:

●	settled $36,081 in director fees with a former director of the Company, the amount owing was forgiven (Note 9)
●	settled $48,300 in consulting fees with a former consultant of the Company, the amount owing was forgiven (Note 9)
●	settled liabilities in the amount of $502,815 with assets in the amount of $56,511 as per an agreement with a related party (Note 9)

During the twelve months ended September 30, 2009 the Company:

●	issued 1,086,348 common shares valued at $110,000 for consulting services;
●	issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2010 and 2009

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

During the 2008 fiscal year, the Company leased video lottery terminal slot machines from a related party and began deploying the assets in non-owned gaming locations. In 2009, the Company installed slot machines at Fantasy Club Del Peru SA (“Fantasy”) locations, operating under various brands throughout the country: “Slot City” in Chiclayo, “Colibri Dorado” in Chincha and “Monos Dorados” in Huacho and Huaral.

During fiscal 2010 the Company made the decision to step back from gaming operations.  During the second quarter the Company began moving the slot machines into storage and by the end of the third quarter the Company no longer had machines installed in any casinos.

On August 30, 2010 the Company entered into a settlement agreement with the related party, by virtue of common officers and directors, which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.

On October 3, 2011, the Company entered into a settlement agreement with a related party in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

On October 3, 2011, the Company executed a share exchange agreement with NowPhit Operations Inc. (“NowPhit”) and its shareholders pursuant to which the Company purchased 80.1% of NowPhit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

On October 21, 2011 the Company settled amounts of $106,262 owing to directors, officers and consultants with 2,500,000 common shares.

On January 30, 2012, NowPhit changed its name to SoFit Mobile Inc. (“SoFit”), short for Social Fitness, as it was determined to better reflect the business of the company.

On April 17, 2012, the Company closed an equity financing of $400,000 at a price of $0.02 per share for a total issuance of 20,000,000 shares.  The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing are being used to advance the Company's SoFit platform and for general corporate purposes.

On June 13, 2012, the Company closed its second equity financing of $225,000 at a price of $0.03 per share for a total issuance of 7,500,000 shares. The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing were being used to complete commercialization of the SoFit platform, to execute SoFit’s summer 2012 launch strategy, and for general corporate purposes to update IAG’s financial reporting and accounting.

On September 30, 2012, the Company settled $4,000 in accounts payable, owing to unrelated parties with 133,333 common shares of the Company.  These shares have not yet been issued.

On September 30, 2012, the Company entered into a settlement agreement with a former consultant for full and final settlement of fees and expenses. These shares have not yet been issued.

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On October 31, 2012, two consultants of the Company exercised their options, purchasing 1,750,000 common shares and 1,442, 222 common shares at $0.02 and $0.03 respectively.  The options were granted in fiscal 2012.

SoFit products include integrated mobile applications and complementary wireless devices that enable athletes to track, train, and compete with each other in real-time via the SoFit platform. Athletes can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. The SoFit platform also features a charity and event function that allows athletes to raise donations for a charity of their choice and remotely compete in athletic events from anywhere around the world in real-time.  Products were launched in July 2012.

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

There is substantial doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $183,995 (2009 - $1,988,454) and a working capital deficiency of $867,670 as at September 30, 2010.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Foreign Currency Transaction

Assets and liabilities, denominated in a currency other than US dollars, are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Exchange gains and losses are included in income.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.  The carrying value of long-term debt also approximates fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

● Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

● Level 2 inputs: Inputs, other than quoted prices included in Level 1 that are observable either directly or indirectly; and

● Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.       Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due to related parties were:

	September 30, 2010	September 30, 2009

Entities with common directors and /or officers	$500,193	$553,018
Officers and directors	118,268	137,892
Total	$618,461	$690,910

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities

4.        Intangibles

On January 28, 2008, the Company acquired intangible assets, valued at $1,228,965, representing purchased management agreements or contracts associated with gaming business opportunities in Latin America. The agreements which at the time of acquisition were in the form of letters of intent to manage; the redevelopment of a slot machine gaming venue at a horseracing enterprise in Latin America, to redesign and improve horseracing simulcasting operations and other related gaming related ventures. In December 2009, as a result of due diligence on the proposed transaction, the Company and Signature Gaming Management Peru, S.A.C. (“SGM”) mutually agreed to terminate the letter of intent.  As a result, the Company has recorded an impairment to intangible assets of $1,228,965.

5.        Equipment

	September 30, 2009
		Accumulated
	Cost	Depreciation	Net

Equipment under capital lease	419,892	(50,299)	369,593

Office equipment	5,314	(1,134)	4,180

	$425,206	(51,433)	373,773

On January 1, 2010, the Company classified the office equipment impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute, see note 10.

During fiscal 2010, management determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

On August 30, 2010, the Company entered into a settlement agreement with a related party which resulted in the disposition of all the equipment under capital lease, see note 9.

Depreciation expense for 2010 and 2009 was $19,648 and $44,395 respectively.

6.        Impairment of Asset

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $13,549.  During fiscal 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

7.       Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of September 30, 2010 and 2009.

During the twelve months ended September 30, 2010, the Company issued no shares of its common stock.

During the twelve months ended September 30, 2009 the Company:

●     issued 1,086,348 common shares valued at $110,000 for consulting services;

●     issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

The following is a summary of warrant activity for fiscal 2010.

Number of Shares to Purchase under Warrants

Balance, September 30, 2008	2,700,000
Issued	-
Expired	(1,500,000)
Balance, September 30,2009	1,200,000
Issued	-
Expired	(1,200,000)
Balance, September 30, 2010	-

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There are no stock options outstanding as of September 30, 2010 and the Company has not recorded any stock based compensation in the current or any prior periods.

8.       Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.  The Company was obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment was provided as security for the financing.

On August 30, 2010, the Company entered into a settlement agreement with the related party holding the lease, fully settling the obligation, see note 9.

9.       Related Party Settlements

a)
On June 30, 2010, the Company entered into a settlement agreement with a former director in which he forgave $36,081 in unpaid director fees owing to him from the Company.  This transaction was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

b)
 On June 30, 2010 the Company entered into a settlement agreement with a former officer of the Company in which he forgave $48,300 in unpaid consulting fees owing to him.  This transaction was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

c)
On August 30, 2010 the Company entered into a settlement agreement with Grandvue Inc. (“Grandvue”), a related party by virtue of common officers and directors and the holder of the Company’s capital lease.  Grandvue was owed $476,784 in advances, inter-company loans, lease payments and interest for financing provided on the slot machines being operated by IAG Peru.  As full settlement of this amount, the Company transferred to Grandvue, assets valued at $56,511 after the effects of the first quarter impairment consisting of all of the slot machine assets and all receivables due from slot machine rental and revenue sharing.  Grandvue also agreed to assume the outstanding Gaming tax liability of $26,031 owed by the Company.  This transaction resulted in a gain of $446,304 which was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

10.     Discontinued Operations

During the year ended September 30, 2010 the Company classified IAG Peru as discontinued operations. The comparative figures for 2009 have been reclassified also to reflect the same treatment.  The summarized operating results for discontinued operations for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Revenues	$74,353	$134,289
Cost of revenues	12,839	29,470
Gross profit	61,514	104,819
Expenses	69,562	34,553
Net loss before other expenses	(8,048)	70,266
Depreciation	19,648	44,395
Impairment of assets	279,922	-
Interest expense	56,707	56,756
Net (loss)	$(364,325)	$(30,885)

Impairment of assets of discontinued operations can be segregated into the following subcategories:

Computer equipment (i)	$3,915
IAG Peru bank account (ii)	2,685
Equipment under capital lease (iii)	273,322
$279.922

(i)	The Company classified the office equipment as impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute, see note 11.

(ii)	At September 30, 2010, the Company no longer had access to its bank account in Peru. As a result the Company wrote off the last known account balance of $2,685.

(iii)	In the first quarter of 2010, management determined that the equipment under capital lease were impaired and as such wrote down their value recording a loss of $273,322.

Liabilities of discontinued operations as at September 30, 2010 are summarized as follows:

2010
Accounts payable	$3,500
Accrued liabilities	28,178
Total liabilities	$31,678

Cashflows of discontinued operations for the years ended September 30, 2010 and 2009 are as follows:

	For the year ended September 30, 2010	For the year ended September 30, 2009
Operating activities
Net (loss) from continuing operations	$(364,325)	$(30,885)
Items not involving cash:
Impairment of intangible assets
Impairment of assets	277,236
Depreciation	19,648	44,395
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(133)	(33,956)
Decrease (increase) in prepaid expenses		2,035
Increase (decrease) in accounts payable	(14,679)	16,429
Increase (decrease) in accrued liabilities	42,294	11,915
Net cash provided by (used in) operating activities	(39,959)	9,933
Investing activities
Disposition (acquisition) of capital assets	54,800	(2,906)
Net cash provided by (used in) investing activities	54,800	(2,906)
Financing activities
Leasing liability	(25,792)	43,182
Increase in due to/from related parties	(4,692)	(55,882)
Net cash provided by (used in) financing activities	(30,484)	(12,700)

(Decrease) in cash from discontinuing operations	$(15,643)	$(5,673)

11.     Contingencies

On December 18, 2009, the Company’s wholly owned subsidiary IAG Peru S.A.C. was served a labour claim for $78,750 (plus expenses) by a former general manager.  The claim is for unpaid consulting fees, other stock based compensation, bonuses, vacation and other employee benefits.  The dispute involves the start date of employment and the Company believes it has fully accrued for the potential loss in the normal course during the year ended September 30, 2009.  Amount is recorded in accounts payable on the balance sheet.

12.     Income Taxes

Under FASB ASC 740 (prior authoritative literature, SFAS No. 109) income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

	2010	2009
Expected income tax expense (recovery) at the statutory rate of 24.5%	$(39,985)	$(476,202)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
	(39,985)	(476,202)
Changes in valuation allowance	39,985	476,202
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	September 30, 2010	September 30, 2009
Deferred income tax liabilities
Net operating loss carryforwards	$885,850	$845,865
Valuation allowance	(885,850)	(845,865)
Deferred income taxes	$-	$-

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

As at September 30, 2010, the Company had approximately $3,786,111 of Federal and State net operating loss carryovers available to offset future taxable income.  Such carryovers expire through 2029.   The Company’s income tax returns are subject to audit by the IRS and the years 2005 To 2012 remain open and subject to examination.

13.     Subsequent Events

On July 7, 2011, the Company entered into a letter of intent with Baron Group Ventures ("BGV") to acquire an 80.1% interest in NowPhit Operations Inc. (“NowPhit”).

On October 3, 2011, the Company entered into a settlement agreement with Gamecorp Ltd. (“Gamecorp”) a related party by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

On October 3, 2011, the Company executed a share exchange agreement with NowPhit and its shareholders (the “share exchange”) pursuant to which the Company purchased 80.1% of NowPhit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

On October 21, 2011 the Company settled amounts of $106,262 owing to directors, officers and consultants with 2,500,000 common shares.

In conjunction with the signing of the Share Exchange, all of the directors and officers of IAG, excluding J. Graham Simmonds, resigned and were replaced by nominees of BGV. As of October 3, 2011, the Board of Directors of IAG were made up of J. Graham Simmonds, Gary Schwartz, and Marc Askenasi.

Officers of the Company are now as follows:

Marc Askenasi	President & Chief Executive Officer
J. Graham Simmonds	Chairman & Interim Chief Financial Officer

On January 17, 2012, the Company appointed Henry J. Kloepper and Gerald Goldberg to its Board of Directors.

On January 30, 2012, NowPhit changed its name to SoFit Mobile Inc. (“SoFit”), short for Social Fitness, as it was determined to better reflect the business of the Company’s subsidiary.

On April 17, 2012, the Company closed an equity financing of $400,000 at a price of $0.02 per share for a total issuance of 20,000,000 shares.  The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing are being used to advance the Company's SoFit platform and for general corporate purposes.

On June 13, 2012, the Company closed its second equity financing of $225,000 at a price of $0.03 per share for a total issuance of 7,500,000 shares. The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing were being used to complete commercialization of the SoFit platform, to execute SoFit’s summer 2012 launch strategy, and for general corporate purposes to update IAG’s financial reporting and accounting.

On September 30, 2012, the Company settled $4,000 in accounts payable, owing to unrelated parties with 133,333 common shares of the Company.  These shares have not yet been issued.

On September 30, 2012, the Company entered into a settlement agreement with a former consultant for full and final settlement of fees and expenses. These shares have not yet been issued.

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On October 31, 2012, two consultants of the Company exercised their options, purchasing 1,750,000 common shares and 1,442, 222 common shares at $0.02 and $0.03 respectively. The shares have not yet been issued.

SoFit products include integrated mobile applications and complementary wireless devices that enable athletes to track, train, and compete with each other in real-time via the SoFit platform. Athletes can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. The SoFit platform also features a charity and event function that allows athletes to raise donations for a charity of their choice and remotely compete in athletic events from anywhere around the world in real-time.  Products were launched in July 2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

On May 17, 2012, with the approval of the Audit Committee of the Company’s Board of Directors, EFP Rotenberg, LLP was engaged as the Company's independent registered public accountant, to audit the Company’s financial statements.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2011. Based upon, and as of the date of this evaluation.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

 Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and;

●  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The following material weaknesses were identified in the Company’s internal control over financial reporting as of September 30, 2010.

●
Information and documentation related to operations of the Peru subsidiary were not properly retained by the Company.  Additionally, the Company no longer has contact persons in Peru since the cease of operation and therefore is unable ask questions regarding the information previously obtained or request further information.

●
Management is aware that there was a lack of accounting competency to assess and record complex transactions.  Multiple complex business transactions occurred during and subsequent to the year ended September 30, 2010 and the Company did not formally assess and document the appropriateness of the accounting treatment.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the year ended September 30, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

The Company will regularly review its system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

During the fiscal year ended September 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In conjunction with the signing of the Share Exchange in October 3, 2011, all of the directors and officers of IAG, excluding Graham Simmonds, resigned and were replaced by nominees of BGV. As of October 3, 2011 the Board of Directors of IAG were made up of Graham Simmonds, Gary Schwartz, and Marc Askenasi.

Directors of the Company are now as follows:

Name	Age	Position
J. Graham Simmonds	39	Chairman of the Board
Gary Schwartz	48	Vice Chairman of the Board
Gerald Goldberg	69	Audit and Corporate Governance Committee Chairman, Director
Henry J. Kloepper	63	Compensation Committee Chair, Director
Marc Askenasi	30	Director
John Ryan	59	Director

Biographical Information Regarding Directors

J. Graham Simmonds has over 15 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horseracing service in North America and is a previous Director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. He is also the founder, President and CEO of Baymount Incorporated, an innovative wagering products and horseracing properties developer and; Director and CEO of Gilla Inc., an electronic cigarette distributor in North America; and Chairman and CEO of DealNet Capital Corp., a merchant banking company focused on Business Process Outsourcing (BPO) and Consumer Financing.

We believe Mr. Simmonds is well-qualified to serve as the Chairman of the Board of Directors due to his public company experience, operational experience and business contacts

Gary Schwartz is the founder, President, and CEO of Impact Mobile, a leader in providing end-to-end mobile marketing technology solutions. Mr. Schwartz founded Impact Mobile in 2002 after having worked in the information technology and telecommunications industries for over 20 years. Over the past 9 years, Mr. Schwartz has played a leadership role in the mobile industry, running the first cross-carrier short code campaign in North America. Mr. Schwartz founded the mobile committee for the Interactive Advertising Bureau (IAB) in 2006 and has worked to publish literature such as the Mobile Buyer’s Guide helping extend the digital buy into mobile – for which he received an IAB award for industry excellence in 2009. In 2007, Mr. Schwartz began work to help establish a joint task force between the Mobile Marketing Association (MMA) and the IAB with the aid of the Media Rating Council (MRC) to develop global, auditable mobile measurement standards. In 2010, Mr. Schwartz was elected as the Chair of Mobile Entertainment Form (MEF) North America with a remit to develop a mobile commerce practice to service brands, retailers and content owners – for which he received a MEF award for industry excellence. In 2011, in partnership with MEF and a number of industry groups including the X9 security standards body, Mr. Schwartz is working to develop m-commerce security and privacy guidelines. Mr. Schwartz is an honors graduate from Columbia University and the Stanford University Center in Tokyo. He is the recipient of the Macromedia People Choice Award as well as the Dodge Foundation award for innovation. Mr. Schwartz is the author of The Impulse Economy: Understanding Mobile Shoppers and What Makes Them Buy.

We believe Mr. Schwartz is well-qualified to serve as Executive-Vice Chairman of the Board of Directors due to his mobile industry experience, operational experience and business contacts.

Gerald Goldberg is currently a partner at Schwartz Levitsky Feldman LLP and is head of SLF’s Public Company group, which specializes in servicing both domestic and foreign companies listed on US and Canadian stock exchanges. Mr. Goldberg has experience in advising/assisting businesses in securing both traditional and innovative forms of financing. He has industry expertise in the service, distribution, retail, high-tech, real estate, not-for-profit and manufacturing sectors, with a strong emphasis on taxation and business advisory services. Prior to joining SLF in 1992, Mr. Goldberg was a partner for over 10 years at Grant Thornton LLP.

We believe Mr. Goldberg is well-qualified to serve as a member of the Board of Directors due to his public company experience in financial reporting, development of internal corporate controls and procedures, and business contacts.

Henry J. Kloepper is a leading financier and has been involved in investment banking and corporate finance for over 30 years. He brings a rounded knowledge of the capital markets, strategic growth, and investments. Mr. Kloepper is currently CEO of Houston Lake Mining Inc. and a Director of Avieya Communications. Mr. Kloepper was previously a Director and President of Mogul Energy International Inc. and has held executive positions with Award Capital, JP Morgan, Citibank, Bank of America, and North American Trust in the US, Canada, and Europe.

We believe Mr. Kloepper is well-qualified to serve as a member of the Board of Directors due to his public company experience, financial markets knowledge and business contacts.

Marc Askenasi was the founder, President, and CEO of Function Mobile, an innovative mobile gaming solutions provider with past operations in both North America and Latin America. Founded in 2007, Mr. Askenasi led the development, launch, and strategic direction of Function Mobile’s robust gaming platform. In 2009, Mr. Askenasi orchestrated a successful exit for Function Mobile’s investors. Mr. Askenasi is also the founder of Baron Group Ventures, a corporation that provides consulting and innovate support to the technology sector. In 2010, Mr. Askenasi led all innovation, branding, and product development initiatives for Vital Hub, a technology healthcare company, created in partnership with Mount Sinai Hospital in Toronto, that provides healthcare professionals more efficient access to patient information through mobile applications. Mr. Askenasi graduated with honors from McGill University, where he focused on industrial relations with a triple major in management, economics, and sociology.

We believe Mr. Askenasi is well-qualified to serve as a member of the Board of Directors due to his experience in product development and business contacts.

John Ryan is a professional accountant with over 30 years of management experience in various industries. Mr. Ryan is currently President of Nichange Enterprises Ltd., a company that provides financial consulting services to corporate and individual clients. Mr. Ryan is also President of Spruce Ridge Resources Ltd., CEO of Golden Dory Resources Corp. and CEO of Metalore Resources Ltd. Furthermore, Mr. Ryan serves on the boards of several publicly listed companies.

We believe Mr. Ryan is well-qualified to serve as a member of the Board of Directors due to his public company experience and business contacts.

Board and Committee Meetings

Information concerning the Audit Committee maintained by the Board of Directors is set forth below.

The Board held three meetings during the 2010 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada. Not all directors attended 100% of the Board meetings while serving as such director, and not all directors attended 100% of all committee meetings on which he served as a committee member.

The Company’s Board has three standing committees, Audit Committee, Corporate Governance Committee and Compensation Committee.  The Audit Committee and Corporate Governance Committee consist of Gerald Goldberg, J. Graham Simmonds and Henry J. Kloepper.  The Compensation Committee consists of Henry J. Kloepper, Gerald Goldberg, J. Graham Simmonds and Gary Schwartz.

The Audit Committee held three meetings during fiscal 2010. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

The Company’s Audit Committee is supposed to be composed of outside directors who are not officers or employees of the Company or its subsidiaries. The Audit Committee at this time is composed of two independent directors. In the opinion of the Board an “independent” is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

The Compensation Committee was formed in 2012 and as such did not hold any meetings in fiscal 2010. The Compensation Committee consists of two non-employee directors, Mr. Kloepper and Mr. Goldberg.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation.  The Company’s executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.

Board of Directors Independence

The Company’s Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that two of the five directors are considered “independent” as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. Independent members of our Board of Directors will meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors will designate an appropriate individual as the presiding director for these meetings.

Shareholder Communications

The Company’s Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to our Secretary at our principal offices as set forth on the cover page to this Annual Report on Form 10-K. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.”  All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of our internal control, accounting, auditing and financial reporting practices. Specific responsibilities of the Audit Committee include:

●	reviewing and discussing the audited financial statements with management;
●	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;
●	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-K; and
●	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

The Audit Committee regularly meets with management to consider the adequacy of our internal controls and the integrity of our financial reporting. The Audit Committee discusses these matters with our independent auditors and with our financial personnel.

The Audit Committee regularly meets privately with management and the independent auditors. Each of the independent auditors has unrestricted access to the Committee.

The Audit Committee retains and, if circumstances warrant, replaces the independent auditors and regularly reviews their performance and independence from management. The Audit Committee also pre-approves all audit and permitted non-audit services and related fees.

The Company’s Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that Gerald Goldberg, a director serving on the Audit Committee, is an “audit committee financial expert,” as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls.

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended September 30, 2010, as audited by EFP Rotenberg, LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with EFP Rotenberg the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from EFP Rotenberg required by the Independence Standards Board Standard No. 1 and has discussed with EFP Rotenberg its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended September 30, 2010 be included in the Company’s Annual Report on Form 10-K, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE

Gerald Goldberg
Henry J. Kloepper
J. Graham Simmonds

Executive Officers

The following table presents information with respect to our current executive officers:.

Name	Age	Position
Marc Askenasi	30	President and CEO
J. Graham Simmonds	39	Interim CFO

Marc Askenasi, Director, President and CEO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Askenasi.

Graham Simmonds, Chairman and Interim CFO of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between October 1, 2009 and September 30, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual			Long-Term Compensation
		Compensation			Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
John G. Simmonds Chief Executive Officer	2010	0	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0	0

Option Grants in 2010 Fiscal Year

The Company made no option grants in 2010and there are no outstanding options held by any member of our management.

Compensation of Directors

The Company compensates it’s directors with a monthly retainer of $1,500. The Chairman of the Board, Executive Vice Chairman and Chair of Audit receive an additional monthly retainer of $1,000 for a total of $2,500 per month.  All amounts payable to Directors in fiscal 2012 were accrued and remain outstanding, the amounts are recorded in ‘Due to related parties’ on the balance sheet.

Employment Arrangements

Our Chief Executive Officer and President, Mr. Marc Askenasi, is compensated $15,000 per month for services provided to the Company and its subsidiary pursuant to the terms of a consulting agreement.  Our Interim Chief Financial Officer, Mr. J. Graham Simmonds, is compensated CDN $2,500 per month pursuant to the terms of a Consulting Agreement with the Company.

Compensation Committee Report on Executive Compensation

The Compensation Committee consists of two non-employee directors, Messrs. Kloepper and Goldberg.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation.  The Company’s executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.  The current Compensation Committee was formed in 2012 and has not yet met.

COMPENSATION COMMITTEE

Henry J. Kloepper
Gerald Goldberg
J. Graham Simmonds
Gary Schwartz

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In 2010, the Company had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of January 31, 2013 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

Marc Askenasi	56,370,260	0	56,370,260	33.2%
J. Graham Simmonds	850,000	0	850,000	*
Gerald Goldberg	2,150,000	0	2,150,000	1.3%
Gary Schwartz	5,803,880	0	5,803,880	3.4%
Henry J. Kloepper	1,000,000	0	1,000,000	*
John Ryan	3,360,000		3,360,000	2%
All executive officers and directors as a group (6 persons)(2)	69,534,140	0	69,534,140	40.9%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 169,944,901 shares issued and outstanding as at February 19, 2013, (excluding any shares issuable under options or warrants,).

(2)	Officers and Directors as a group include Marc Askenasi, J. Graham Simmonds, Gerald Goldberg, Gary Schwartz, John Ryan and Henry J. Kloepper.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

Gamecorp Ltd. which was a shareholder of the Company had advanced amounts to the Company to help cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses. During the year ended September 30, 2009, the Company issued 878,000 shares of its common stock in repayment of services worth $43,900.  On October 3, 2011, the Company entered into a settlement agreement with Gamecorp in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

Certain officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors.  As a result, certain conflicts of interest may arise between the Company and its officers and directors.  The Company will attempt to resolve such conflicts of interest in favor of the Company.  The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the company’s affairs.  A shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2009 and 2010:

Year	Audit Fees	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2010	$20,000	$ Nil	$ Nil	$ Nil	$20,000
2009	$16,500	$ Nil	$ Nil	$ Nil	$16,500

Note 1: Includes the review of quarterly Form 10-Qs.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Form/Period/Dated	Filed

3.1	Articles of Incorporation	Form 10-SB	September 28, 2000

3.2	Certificate of Amendment to Articles of Incorporation	Form 10-SB	September 28, 2000

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000	Form 10-QSB	November 7, 2000

3.4	Bylaws	Form 10-QSB	November 7, 2000

14.1	Code of Business Conduct	Form 10-KSB	December 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302		Herein

31.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

32.1	Certification of Chief Executive Officer Pursuant to Section 906		Herein

32.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

Reports on Form 8-K.

On March 16, 2010, the Company filed Form 8-K describing the resignation of Gary Hokkanen as Chief Financial Officer of the Company.

22

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

INTERAMERICAN GAMING, INC.

Date: February 27, 2013	By:	/s/ Marc Askenasi
Marc Askenasi, CEO, President and Director (principal executive officer)

Date: February 27, 2013	By:	/s/ J. Graham Simmonds
J. Graham Simmonds, Interim CFO and Chairman (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Graham Simmonds		February 27, 2013
J. Graham Simmonds	Interim CFO/Chairman

/s/ Marc Askenasi		February 27, 2013
Marc Askenasi	CEO/President/Director

/s/ Gerald Goldberg		February 27, 2013
Gerald Goldberg	Director

/s/ Gary Schwartz		February 27, 2013
Gary Schwartz	Director

/s/ Henry J. Kloepper		February 27, 2013
Henry J. Kloepper	Director