Form 10-K
period 2011-09-30
InterAmerican Gaming, Inc.
filed 2013-03-01
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $364,556 as of March 31, 2011 based on the last sale ($0.01 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of February 19, 2013, the number of shares outstanding of the registrant’s Common Stock was 169,944,901 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-K:  None

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the period ended September 30, 2011 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

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

On October 3, 2011, the Company executed a share exchange agreement with NowPhit and its shareholders (the “share exchange”)pursuant to which the Company purchased 80.1% of NowPhit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

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

On September 30, 2012, the Company entered into a settlement agreement with a former consultant to settle  fees and expenses in the amount of $16,455 with 744,710 common shares of the Company. These shares have not yet been issued.

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

2010 FISCAL YEAR:

	High	Low

1st Quarter	0.15	0.02
2nd Quarter	0.02	0.01
3rd Quarter	0.01	0.01
4th Quarter	0.00	0.00

2011 FISCAL YEAR:

	High	Low

1st Quarter	0.03	0.01
2nd Quarter	0.01	0.00
3rd Quarter	0.01	0.00
4th Quarter	0.03	0.00

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

(a)  As of September 30, 2011, there were 97 stockholders of record of our common stock, including 79 beneficial holders.

(b)   The Company did not pay any dividends on its Common Stock during the two years ended September 30, 2011 and September 30, 2010.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the near future.  See "Part II, Item 8, Financial Statements."

(c)  At September 30, 2011, there were no outstanding options to purchase, or securities convertible into our common stock although the shareholders at a meeting held on July 14, 2008 approved an Incentive Stock Option Plan (under which no options have yet been granted) which would allow the Company to grant up to 7,500,000 incentive stock options to directors and employees at the board of directors’ discretion.

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

RESULTS OF OPERATION

Comparison of Results of Operations for the Fiscal Years Ended September 30, 2011 and 2010.

During the year ended September 30, 2011 the Company recorded a net loss of $7,192 compared to a net loss of $548,320 in 2010.

Continuing Operations

The Company had no revenues from continuing operations for the years ended September 30, 2011 and September 30, 2010.

Total expenses during the year ended September 30, 2011 were $17,213 compared to $163,204 during the year ended September 30, 2010. Management fees to related parties were $Nil in the current fiscal year and $88,540 in the prior fiscal year. Professional fees totaled $10,445 in fiscal 2011 compared to $26,817 during fiscal 2010. General and administrative expenses decreased $27,530 to $6,768 during fiscal 2011 from $34,298 in fiscal 2010. General and administrative costs for 2011 included miscellaneous costs of $6,768. The overall lower costs in fiscal 2011 are the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $13,549.  During fiscal 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

The Company recorded a foreign currency loss of $10,021 for fiscal 2011 and of $20,791 for the comparative period in fiscal 2010.

As a result, the Company had a net loss of ($7,192) from continuing operations during the twelve month period ended September 30, 2011, (approximately $0.0001 per share) compared to a net loss of ($183,995) in the same period ended September 30, 2010 (approximately $0.0027 per share).

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

On August 30, 2010 the Company entered into a settlement agreement with the related party which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total assets decreased from $30 at September 30, 2010 to $Nil at September 30, 2011.

Assets at September 30, 2010 consisted of cash and cash equivalents of $30.

The Company’s total liabilities increased from $867,700 at September 30, 2010 to $874,862 at September 30, 2011. Due to related parties balance decreased to $607,751 at September 30, 2011 from $618,460 at September 30, 2010. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $197,562 at the beginning of the year to $204,988 at the end. Accrued liabilities increased from $20,000 at September 30, 2010 to $30,445 at September 30, 2011. Liabilities of $31,678 are classified as discontinued operations at both September 30, 2010 and 2011 and consisted of accounts payable of $3,500 and accrued liabilities of $28,178.

The stockholders’ deficit increased from $867,670 at September 30, 2010 to $874,862 at September 30, 2011.  The change in deficit is attributable to the $7,192 loss for the year.

At September 30, 2011, the Company had a working capital deficit of $874,862.  The Company is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $204,988, the Company owes related companies $607,751without specific repayment terms.

During the fiscal year ended September 30, 2011, the Company experienced a net decrease in cash of $30.  The Company was provided $10,679 in cash from operating activities, arising primarily from an increase in accounts payable and accrued liabilities, and used $10,709 in cash from financing activities, primarily as a reduction in due to related parties.

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

Going concern qualification: The Company has incurred losses from operations for the year ended September 30, 2011, and such losses are expected to continue.  In addition, we have a working capital deficit of $874,862 and an accumulated deficit of $10,507,174.  The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inflation

Although our operations are influenced by general economic conditions, the Company does not believe that inflation had a material effect on our results of operations during our fiscal year ended September 30, 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS

Certified Public Accountants | 280 Kenneth Drive, Suite 100 | Rochester, New York 14623 | 585.427.8900 | EFPRotenberg.com

EFP ROTENBERG LLP
what counts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InterAmerican Gaming Inc.

We have audited the accompanying consolidated balance sheets of InterAmerican Gaming Inc. as of September 30, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders' equity and, and cash flows for each of the years in the two-year period ended September 30, 2011. InterAmerican Gaming Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Gaming Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
February 27, 2013

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	September 30, 2011	September 30, 2010
Current assets
Cash and cash equivalents	$-	$30
Total current assets	-	30
Total assets	$-	$30

LIABILITIES
Current liabilities
Due to related parties (Note 3)	$607,751	$618,460
Accounts payable	204,988	197,562
Accrued liabilities	30,445	20,000
Liabilities of discontinued operations	31,678	31,678
Total current liabilities	874,862	867,700
Total liabilities	$874,862	$867,700

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $.00001 par value; 200,000,000 shares
authorized, 67,868,234 shares issued and outstanding (September 30, 2010:67,868,234) (Note 5)	$679	$679
Additional paid-in capital	9,631,633	9,631,633
Accumulated deficit	(10,507,174)	(10,499,982)
Total stockholders’ (deficit) equity	(874,862)	(867,670)
Total liabilities and stockholders’ (deficit) equity	$-	$30

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
Years Ended September 30, 2011 and 2010

	2011		2010

Expenses	$		$
Management fees – related party		-		88,540
Professional fees		10,445		26,817
General and administrative		6,768		34,298
Impairment of assets (Note 4)		-		13,549
Total Expenses		17,213		163,204
Net loss before other expenses		(17,213)		(163,204)
Other Expense:
Foreign Currency Loss		(10,021)		20,791
Total other expenses		(10,021)		20,791

(Loss) Income Before Income Taxes		(7,192)		(183,995)
Provision for income taxes (Note 10)		-		-
(Loss) from continuing operations		$(7,192)		$(183,995)
(Loss) from discontinued operations		-		(364,325)
Net (loss) and comprehensive (loss)		(7,192)		(548,320)

Net (loss) per share, continuing operations - basic and diluted		$(0.0001)		$(0.0027)
Net (loss) per share, discontinued operations – basic and diluted		(0.0000)		(0.0054)
Net (loss) per share and comprehensive (loss)		(0.0001)		(0.0081)

Weighted Average Number of Common Shares Outstanding During the Year – basic and diluted		67,868,234		67,868,234

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2011 and 2010

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)

Balance September 30, 2009	67,868,234	679	9,100,948	(9,951,662)	(850,035)

Settlement of director Fees with a former director of the Company	-	-	36,081	-	36,081

Settlement of consulting fees with a former officer of the Company (Note 9)	-	-	48,300	-	48,300

Settlement of liabilities owing to a related party and holder of the Company’s capital lease (Note 9)	-	-	446,304	-	446,304

Net loss for the year	-	-	-	(548,320)	(548,320)

Balance, September 30, 2010	67,868,234	679	9,631,633	(10,499,982)	(867,670)

Net loss for the year	-	-	-	(7,192)	(7,192)

Balance, September 30, 2011	67,868,234	679	9,631,633	(10,507,174)	(874,862)

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2011 and 2010

	For the year ended September 30, 2011	For the year ended September 30, 2010
Operating activities
Net (loss)	$(7,192)	$(183,995)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,426	(642)
Increase (decrease) in accrued liabilities	10,445	7,000
Net cash provided by (used in) operating activities	10,679	(177,637)
Financing activities
Increase in due to/from related parties	(10,709)	177,667
Net cash provided by (used in) financing activities	(10,709)	177,667

Increase in cash from continuing operations	(30)	30
(Decrease) in cash from discontinuing operations	-	(15,643)
(Decrease) in cash	(30)	(15,613)

Cash and cash equivalents, beginning of year	30	15,643

Cash and cash equivalents, end of year	$-	$30

Supplemental information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash activities:

During the twelve months ended September 30, 2011 the Company had no non-cash activities

During the twelve months ended September 30, 2010 the Company:

●	settled $36,081 in director fees with a former director of the Company, the amount owing was forgiven (Note 9)

●	settled $48,300 in consulting fees with a former consultant of the Company, the amount owing was forgiven (Note 9)

●	settled liabilities in the amount of $502,815 with assets in the amount of $56,511 as per an agreement with a related party (Note 9)

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2011 and 2010

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

There is substantial doubt about the Company's ability to continue as a going concern as it has operating losses from continuing operations of $7,192 (2010 - $183,995) and a working capital deficiency of $874,863 as at September 30, 2011.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Foreign Currency Translation

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

Amounts due to related parties were:

	September 30, 2011	September 30, 2010

Entities with common directors and /or officers	$491,649	$500,192
Officers and directors	116,102	118,268
Total	$607,751	$618,460

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors,in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in related party liabilities.

4.        Impairment of Assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $13,549.  During fiscal 2010, management determined the amount to be impaired as substantial doubt existed as to the collectability of the amount.  The Company provided for a loss in the full amount due.

5.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of September 30, 2011 and 2010.

During the twelve months ended September 30, 2011 and 2010, the Company issued no shares of its common stock.

There was no warrant activity for fiscal 2011 and no outstanding warrants at September 30, 2010

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There are no stock options outstanding as of September 30, 2011 and the Company has not recorded any stock based compensation in the current or any prior periods.

6.        Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.  The Company was obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment was provided as security for the financing.

On August 30, 2010, the Company entered into a settlement agreement with the related party holding the lease, fully settling the obligation, see note 7.

7.        Related Party Settlements

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

8.        Discontinued Operations

During the year ended September 30, 2010 the Company classified IAG Peru as discontinued operations. The summarized operating results for discontinued operations for the years ended September 30, 2011 and 2010 are as follows:

	2011	2010

Revenues	$-	$74,353
Cost of revenues	-	12,839
Gross profit	-	61,514
Expenses	-	69,562
Net loss before other expenses	-	(8,048)
Depreciation	-	19,648
Impairment of assets	-	279,922
Interest expense	-	56,707
Net (loss)	$-	$(364,325)

Impairment of assets of discontinued operations at September 30, 2010 can be segregated into the following subcategories:

2010

Computer equipment (i)	$3,915
IAG Peru bank account (ii)	2,685
Equipment under capital lease (iii)	273,322
$279.922

(i)	The Company classified the office equipment as impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute, see note 11.

(ii)	At September 30, 2010, the Company no longer had access to its bank account in Peru. As a result the Company wrote off the last known account balance of $2,685.

(iii)	In the first quarter of 2010, management determined that the equipment under capital lease were impaired and as such wrote down their value recording a loss of $273,322.

Liabilities of discontinued operations as at September 30, 2011 and 2010 are summarized as follows:

	2011	2010

Accounts payable	3,500	3,500
Accrued liabilities	28,178	28,178
Total liabilities	31,678	31,678

Cashflows of discontinued operations for the years ended September 30, 2011 and 2010 are as follows:

	For the year ended September 30, 2011	For the year ended September 30, 2010
Operating activities
Net (loss) from continuing operations	$-	$(364,325)
Net cash provided by (used in) operating activities	-	(39,959)
Net cash provided by (used in) investing activities	-	54,800
Net cash provided by (used in) financing activities	-	(30,484)

(Decrease) in cash from discontinuing operations	-	(15,643)

9.        Contingencies

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

The provision for income taxes has been computed as follows:

	2011	2010
Expected income tax expense (recovery) at the statutory rate of 24.5%	$(4,217)	$(39,985)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
	(4,217)	(39,985)
Changes in valuation allowance	4,217	39,985
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:

	September 30, 2011	September 30, 2010
Deferred income tax liabilities
Net operating loss carryforwards	$890,067	$885,850
Valuation allowance	(890,067)	(885,850)
Deferred income taxes	$-	$-

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

As at September 30, 2011, the Company had approximately $3,803,324 of Federal and State net operating loss carryovers available to offset future taxable income.  Such carryovers expire through 2029.  The Company’s income tax returns are subject to audit by the IRS and the years 2005 to 2012 remain open and subject to examination.

11.	Subsequent Events

On October 3, 2011, the Company entered into a settlement agreement with Gamecorp Ltd. (“Gamecorp”) a related party by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

On October 3, 2011, the Company executed a share exchange agreement with NowPhit (the “share exchange”) and its shareholders pursuant to which the Company purchased 80.1% of NowPhit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of September 30, 2011.

●
Information and documentation related to operations of the Peru subsidiary were not properly retained by the Company.  Additionally, the Company no longer has contact persons in Peru since the cease of operation and therefore is unable ask questions regarding the information previously obtained or request further information.

●
Management is aware that there was a lack of accounting competency to assess and record complex transactions.  Multiple complex business transactions occurred during and subsequent to the years ended September 30, 2010 and 2011 and the Company did not formally assess and document the appropriateness of the accounting treatments.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the year ended September 30, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.

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

During the fiscal year ended September 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

We believe Mr. Simmonds is well-qualified to serve as the Chairman of the Board of Directors due to his public company experience, operational experience and business contacts.

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

We believe Mr. Schwartz is well-qualified to serve as Executive Vice Chairman of the Board of Directors due to his mobile industry experience, operational experience and business contacts.

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

We believe Mr. Goldberg is well qualified to serve as a member of the Board of Directors due to his public company experience in financial reporting, development of internal corporate controls and procedures and business contacts.

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

We believe that Mr. Askenasi is well qualified to serve as a member of the Board of Directors due to his experience in product development and business contacts.

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

We believe Mr. Ryan is well qualified to serve as a member of the Board of Directors due to his public company experience and is business contacts.

Board and Committee Meetings

Information concerning the Audit Committee maintained by the Board of Directors is set forth below.

The Board held one meetings during the 2011 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada. Not all directors attended 100% of the Board meetings while serving as such director, and not all directors attended 100% of all committee meetings on which he served as a committee member.

The Company’s Board has three standing committees, Audit Committee, Corporate Governance Committee and Compensation Committee.  The Audit Committee and Corporate Governance Committee consist of Gerald Goldberg, J. Graham Simmonds and Henry J. Kloepper.  The Compensation Committee consists of Henry J. Kloepper, Gerald Goldberg, J. Graham Simmonds and Gary Schwartz.

The Audit Committee held no meetings during fiscal 2011. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

The Compensation Committee was formed in 2012 and as such did not hold any meetings in fiscal 2011. The Compensation Committee consists of two non-employee directors, Mr. Kloepper and Mr. Goldberg. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended September 30, 2011, as audited by EFP Rotenberg, LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with EFP Rotenberg the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from EFP Rotenberg required by the Independence Standards Board Standard No. 1 and has discussed with EFP Rotenberg its independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended September 30, 2011 be included in the Company’s Annual Report on Form 10-K, for filing with the Securities and Exchange Commission.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between October 1, 2010 and September 30, 2011, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

John G. Simmonds Chief Executive Officer	2011	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0	0

Option Grants in 2011 Fiscal Year

The Company made no option grants in 2011 and there are no outstanding options held by any member of our management.

Compensation of Directors

The Company compensates it directors with a monthly retainer of $1,500. The Chairman of the Board, Executive Vice Chairman and Chair of Audit receive an additional monthly retainer of $1,000 for a total of $2,500 per month.  All amounts payable to Directors in fiscal 2012 were accrued and remain outstanding, the amounts are recorded in ‘Due to related parties” on the balance sheet.

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

In 2011, the Company had no securities compensation plan for our officers and directors.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2010 and 2011:

Year	Audit Fees	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2011	$10,445	$ Nil	$ Nil	$ Nil	$10,445
2010	$20,000	$ Nil	$ Nil	$ Nil	$20,000

Note 1: Includes the review of quarterly Form 10-Qs.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Form/Period/Dated	Filed

3.1	Articles of Incorporation	Form 10-SB	September 28, 2000
3.2	Certificate of Amendment to Articles of Incorporation	Form 10-SB	September 28, 2000
3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000	Form 10-QSB	November 7, 2000
3.4	Bylaws	Form 10-QSB	November 7, 2000
14.1	Code of Business Conduct	Form 10-KSB	December 30, 2005
31.1	Certification of Chief Executive Officer Pursuant to Section 302		Herein
31.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein
32.1	Certification of Chief Executive Officer Pursuant to Section 906		Herein
32.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

Reports on Form 8-K.

No reports on Form 8-K were filed during the year ended September 30, 2011

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