Form 10-Q
period 2010-03-31
InterAmerican Gaming, Inc.
filed 2013-03-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to ________

Commission File No. 000-31639

INTERAMERICAN GAMING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0436364
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario Canada L7B 1M3 (Address of Principal Executive Offices)
(905) 833-9846 (Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☐	Accelerated file	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of March 1, 2013: 169,944,901.

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2010 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS
INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31, 2010	September 30, 2009
Current assets
Cash and cash equivalents	$-	$-
Assets of discontinued operations (Note 7)	138,793	423,705
Total current assets	138,793	423,705
Total assets	$138,793	$423,705

LIABILITIES
Current liabilities
Bank Overdraft	115	-
Due to related parties (Note 3)	671,075	530,774
Accounts payable	197,056	198,203
Accrued liabilities	11,275	13,000
Liabilities of discontinued operations (Note 7)	574,491	531,763
Total current liabilities	1,454,012	1,273,740
Total liabilities	$1,454,012	$1,273,740

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2009:67,868,234) (Note 5)	$679	$679
Additional paid-in capital	9,100,948	9,100,948
Accumulated deficit	(10,416,846)	(9,951,662)
Total stockholders’ (deficit) equity	(1,315,219)	(850,035)
Total liabilities and stockholders’ (deficit) equity	$138,793	$423,705

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2010

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Expenses
Management fees – related party	$12,600	$56,910	$75,940	$116,986
Professional fees	7,119	16,373	12,342	29,986
General and administrative	3,721	100,430	9,701	253,948
Impairment of assets (Note 8)	16,049	-	16,049	-
Total expenses	39,489	173,713	114,032	400,920
Net (loss) before other expenses	(39,489)	(173,713)	(114,032)	(400,920)
Other expense (gain):
Foreign currency (gain) loss	19,413	(7,954)	29,111	(12,317)
Total other expenses	19,413	(7,954)	29,111	(12,317)

(Loss) before income taxes	(58,902)	(165,759)	(143,143)	(388,603)
Provision for income taxes	-	-	-	-
(Loss) from continuing operations	(58,902)	(165,759)	(143,143)	(388,603)
(Loss) from discontinued operations	(297,461)	(26,017)	(322,041)	(17,226)
Net (loss)	$(356,363)	$(191,776)	$(465,184)	$(405,829)
Net (loss) per share - continuing operations - basic and diluted	$(0.0009)	$(0.0025)	$(0.0021)	$(0.0058)
Net (loss) per share - discontinued operations - basic and diluted	$(0.0044)	$(0.0004)	$(0.0047)	$(0.0003)
Net (loss) per share	$(0.0053)	$(0.0029)	$(0.0069)	$(0.0061)

Weighted average number of common shares outstanding during the year – basic and diluted	67,868,234	66,781,886	67,868,234	66,562,386

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six months ended March 31, 2010	For the Six months ended March 31, 2009
Operating activities
Net (loss) from continuing operations	$(143,143)	$(388,603)
Items not involving cash:
Impairment of assets	16,049	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,147)	108,296
Increase (decrease) in accrued liabilities	(1,725)	700
Net cash provided by (used in) operating activities	(129,966)	(279,607)
Financing activities
Bank Overdraft	115	-
Increase in due to/from related parties	129,851	227,249
Net cash provided by (used in) financing activities	129,966	227,249

Increase (decrease) in cash from continuing operations	-	(52,358)
Increase (decrease in cash from discontinuing operations	(15,643)	37,668
Increase (decrease) in cash	(15,643)	(14,690)
Cash and cash equivalents, beginning of year	15,643	18,478

Cash and cash equivalents, end of year	$-	$3,788

Supplemental Information
Interest paid	-	-
Income tax paid	-	-

Non cash activities:

During the six months ended March 31, 2010 the Company had no non-cash activities.

During the six months ended March 31, 2009 the Company:

●	issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2010

1.        Nature of Business and Basis of Presentation

The Company was incorporated on September 2, 1999 in the State of Nevada as LMC Capital Corp. and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business.  On December 12, 2001, the Company changed its name to K-Tronik International Corp. ("KTI").

By the agreement dated November 29, 2001 and approved by the board of directors effective December 12, 2001, KTI issued 14,285,714 shares of restricted common stock to the shareholders of K-Tronik Int'l Corporation, a Nevada corporation, in exchange for 100% interest in K-Tronik Asia Corporation ("KTA"), a Korean corporation.  In connection with this transaction, K-Tronik Int'l Corporation changed its name effective December 12, 2001 to K-Tronik N.A. Inc. ("KTNA").

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

On October 20, 2008, Racino Royale, Inc. changed its name to InterAmerican Gaming, Inc. (“IAG” or the “Company”) to better reflect its business direction to invest in Latin American horseracing and gaming opportunities.

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

Recent Developments

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

On October 21, 2011, the Company settled amounts of $106,262 owing to directors, officers and consultants with 2,500,000 common shares.

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

On June 13, 2012, the Company closed its second equity financing of $225,000 at a price of $0.03 per share for a total issuance of 7,500,000 shares. The equity financing was completed on a non-brokered basis and no warrants or options were issued. The proceeds of the financing were being used to complete the commercialization of the SoFit platform, to execute SoFit’s summer 2012 launch strategy, and for general corporate purposes to update IAG’s financial reporting and accounting.

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

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On October 31, 2012, two consultants of the Company exercised their options, purchasing 1,750,000 common shares and 1,442, 222 common shares at $0.02 and $0.03 respectively. These options were granted in fiscal 2012. These shares have not yet been issued.

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

There is substantial doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $1,315,219 and an accumulated deficit of $10,416,846 as at March 31, 2010.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its three wholly-owned subsidiaries 6584292 Canada, Inc., InterAmerican Operations, Inc., and IAG Peru S.A.C.  6584292 Canada, Inc.  is incorporated under the laws of the Province of Ontario, Canada and is inactive.  InterAmerican Gaming, Inc. and InterAmerican Operations, Inc. are incorporated under the laws of Nevada.  InterAmerican Gaming Peru S.A.C. is incorporated under the laws of Peru.  All inter-company transactions have been eliminated.

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

Amounts due to related parties were:

	March 31, 2010	September 30, 2009

Entities with common directors and /or officers	$501,666	$392,882
Officers and directors	169,409	137,892
Total	$671,075	$530,774

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

4.         Equipment

All of the equipment is owned by IAG Peru, during the period ended March 31, 2010 the Company classified IAG Peru as discontinued operations, see note 7.

On August 30, 2010, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, which resulted in the disposition of all the equipment under capital lease.

5.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of March 31, 2010 (2009: 66,781,886).

During the six months ended March 31, 2010, the Company issued no shares of its common stock.

During the six months ended March 31, 2009 the Company issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.

6.        Obligations Under Capital Lease

On August 31, 2008 the Company obtained lease purchase financing totaling $294,000 from a related party for gaming equipment.  The Company was obligated to pay monthly payments of $11,275 based on a term of 36 months and an effective lease rate of 18%.  The equipment was provided as security for the financing.

On August 30, 2010, the Company entered into a settlement agreement with the related party holding the lease, fully settling the obligation.

7.        Discontinued Operations

During the six month period ended March 31, 2010 the Company classified IAG Peru as discontinued operations. The comparative figures for 2009 have been reclassified also to reflect the same treatment.  The summarized operating results for discontinued operations for the three and six month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Revenues	$27,453	$38,130	$67,086	$69,932
Cost of revenues	5,056	21,897	11,233	41,404
Gross profit	22,397	16,233	55,853	28,528
Expenses	19,966	22,717	43,101	31,210
Net gain (loss) before other expenses	2,431	(6,484)	12,752	(2,682)
Depreciation	2,194	10,413	18,730	11,322
Impairment of assets	277,237	-	277,237	-
Foreign Exchange	5,140	(4,724)	8,159	(24,160)
Interest expense	15,321	13,844	30,667	27,382
Net (loss)	$(297,461)	$(26,017)	$(322,041)	$(17,226)

Impairment of assets of discontinued operations can be segregated into the following subcategories:

Computer equipment (i)	$3,915
Equipment under capital lease (ii)	273,322
$277,237

(i)	The Company classified the office equipment as impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.

(ii)	Management determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

Assets of discontinued operations as at March 31, 2010 are summarized as follows:

	March 31, 2010	September 30, 2009
Cash	$3,183	$15,643
Accounts receivable	57,804	34,289
Equipment	77,806	373,773
	$138,793	$423,705

Liabilities of discontinued operations as at March 31, 2010 are summarized as follows:

	March 31, 2010	September 30, 2009
Accounts payable	$3,500	$18,179
Accrued liabilities	53,015	11,915
Due to related party	168,777	160,137
Obligations under capital lease	349,199	341,532
Total liabilities	$574,491	$531,763

    Cashflows of discontinued operations for the six months ended March 31, 2010 and 2009 are as follows:

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Operating activities
Net (loss) from continuing operations	$(322,041)	$(17,226)
Items not involving cash:
Depreciation	18,730	11,322
Impairment of assets	277,237	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(23,515)	(8,926)
Decrease (increase) in prepaid expenses	-	2,035
Increase (decrease) in accounts payable	(14,677)	1,750
Increase (decrease) in accrued liabilities	41,100	5,450
Net cash provided by (used in) operating activities	(23,166)	(5,595)
Investing activities
Disposition (acquisition) of capital assets	-	(2,906)
Net cash provided by (used in) investing activities	-	(2,906)
Financing activities
Leasing liability	7,665	27,382
Increase in due to/from related parties	(142)	18,787
Net cash provided by (used in) financing activities	7,523	46,169
(Decrease) in cash from discontinuing operations	(15,643)	37,668

8.        Impairment of Asset

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049.  During the period ended March 31, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

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

10.      Subsequent Events

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

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On October 31, 2012, two consultants of the Company exercised their options, purchasing 1,750,000 common shares and 1,442, 222 common shares at $0.02 and $0.03 respectively. These options were granted in fiscal 2012. These shares have not yet been issued.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein.  In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward looking statements.

Overview

The Company’s focus in fiscal 2009 was on gaming opportunities in Latin America.  On August 30, 2010, the Company entered into a settlement agreement with the related party, by virtue of common officers and directors, which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result, the Company classified IAG Peru as discontinued operations for the period ended March 31, 2010.  The comparative figures for 2009 have been reclassified to reflect the same treatment.

RESULTS OF OPERATIONS

Continuing Operations

For the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009

General and administrative expenses

General and administrative expenses were $3,721 during the three month period ended March 31, 2010 and $100,430 during the three month period ended March 31, 2009.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Management fees – related parties

Accrued and/or paid management fees to related parties were $12,600 during the three month period ended March 31, 2010 and $56,910 during the three month period ended March 31, 2009. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 resulting in a decrease in management fees for the quarter.

Professional fees

Professional fees were $7,119 during the three month period ended March 31, 2010 and $16,373 during the three month period ended March 31, 2009. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049.  During the three months ended March 31, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the three months ended March 31, 2010, the Company recorded a foreign currency loss of $19,413 compared to a foreign exchange gain of $7,954 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the three month period ended March 31, 2010 the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Operating loss

The loss from continuing operations during the three month period ended March 31, 2010 was $58,902(approximately $0.0009 per share) compared to $165,759 (approximately $0.0025 per share) during the comparative period in the prior year.

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

For the six month period ended March 31, 2010 compared to the six month period ended March 31, 2009

General and administrative expenses

General and administrative expenses were $9,701 during the six month period ended March 31, 2010 and $253,948 during the six month period ended March 31, 2009.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.   General and administrative expenses during the six month period ended March, 2010 included the abatement of a $20,000 late filing tax penalty by the IRS.

Management fees – related parties

Accrued and/or paid management fees to related parties were $75,940 during the six month period ended March 31, 2010 and $116,986 during the six month period ended March 31, 2009. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 resulting in a decrease in management fees for the quarter.

Professional fees

Professional fees were $12,342 during the six month period ended March 31, 2010 and $29,986 during the six month period ended March 31, 2009. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049.  During the six months ended March 31, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the six months ended March 31, 2010, the Company recorded a foreign currency loss of $29,111 compared to a foreign exchange gain of $12,317 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the six month period ended March 31, 2010 the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Operating loss

The loss from continuing operations during the six month period ended March 31, 2010 was $143,143 (approximately $0.0021 per share) compared to $388,603 (approximately $0.0058 per share)during the comparative period in the prior year.

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

Discontinued Operations

For the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009

Beginning in fiscal 2009, the Company began to generate revenues from slot machine operations in Latin America.  Slot machines were initially deployed in Lima, Peru but were subsequently moved to the provinces of Peru (Chiclayo, Huacho, and Huaral) where the financial performance improved.

The Company generated $27,453 in revenues during the three month period ended March 31, 2010 compared to $38,130 during the comparative period in the prior year.  Operations of IAG Peru S.A.C. were wound down during fiscal 2010.

Total costs and expenses during the three month period ended March 31, 2010 were $25,022 compared to $44,614 during the three month period ended March 31, 2009.  Costs and expenses consist of Gaming taxes, professional fees, depreciation and miscellaneous costs.

During the three month period ended March 31, 2010, the Company recorded an impairment to assets of $277,237.  On January 1, 2010, the Company classified office equipment impaired in the amount of $3,915 as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.  Management also determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

During the three month period ended March 31, 2010, the Company recorded interest expense of $15,321 and $13,844 in the three month period ended March 31, 2009 in relation to the capital lease of gaming equipment.

During the three month period ended March 31, 2010 the Company recorded depreciation of $2,194 and $10,413 in the three months period ended March 31, 2009.

The Company recorded a foreign currency loss of $5,140 during the three month period ended March 31, 2010 and a foreign currency gain of $4,724 during the three month period ended March 31, 2009.

As a result, the Company had a net loss of $297,461 from discontinued operations during the three month period ended March 31, 2010, (approximately $0.0044 per share) compared to a net loss of $26,017in the same period ended March 31, 2009 (approximately $0.0004 per share).

For the six month period ended March 31, 2010 compared to the six month period ended March 31, 2009

The Company generated $67,086 in revenues during the six months ended March 31, 2010 compared to $69,932 during the comparative period in the prior year.

Total costs and expenses during the six month period ended March 31, 2010 were $54,334 compared to $72,614 during the six month period ended March 31, 2009.  Costs and expenses consist of Gaming taxes, professional fees and miscellaneous costs.

During the six month period ended March 31, 2010, the Company recorded an impairment to assets of $277,237.  On January 1, 2010, the Company classified office equipment impaired in the amount of $3,915 as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.  Management also determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

During the six month period ended March 31, 2010, the Company recorded interest expense of $30,667 and $27,382in the six month period ended March 31, 2009 in relation to the capital lease of gaming equipment.

During the six month period ended March 31, 2010 the Company recorded depreciation of $18,730 and $11,322 in the six month period ended March 31, 2009.

The Company recorded a foreign currency loss of $8,159 during the six month period ended March 31, 2010 and a foreign currency gain of $24,160 during the six month period ended March 31, 2009.

As a result, the Company had a net loss of $322,041 from discontinued operations during the six month period ended March 31, 2010, (approximately $0.0047 per share) compared to a net loss of $17,226in the same period ended March 31, 2009 (approximately $0.0003 per share).

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain.

As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Notes to Unaudited Consolidated Financial Statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of these financials statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Liquidity and Capital Resources

The Company’s total assets decreased from $423,705 at September 30, 2009 to $138,793 at March 31, 2010.

Assets at March 31, 2010 consisted of assets from discontinued operations.

The Company’s total liabilities increased from $1,273,740 at September 30, 2009 to $1,454,012 at March 31, 2010. Due to related parties balance increased from $530,774 at September 30, 2009 to $671,075 at March 31, 2010. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable decreased from $198,203 at September 30, 2009 to $197,056 at March 31, 2010.  Accrued liabilities decreased from $13,000 at September 30, 2009 to $11,275 at March 31, 2010.  Assets of $138,793 and $423,705 were classified to discontinued operations at March 31, 2010 and September 30, 2009, respectively. The decrease resulted primarily from the impairment of assets, see Note 7. Liabilities of $574,491 and $531,763 were classified to discontinued operations at March 31, 2010 and September 30, 2009, respectively. The increase resulted mainly from an increase in accrued liabilities related to operations in Peru.

The stockholders’ deficit increased from $850,035 at September 30, 2009 to $1,315,219 at March 31, 2010.  The change in deficit is attributable to a $465,184 loss for the period.

At March 31, 2010, the Company had a working capital deficit of $1,315,219.  The Company had cash balances of $-0- at March 31, 2010 and is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $197,056, the Company owes related companies $671,075 without specific repayment terms.

During the six month period ended March 31, 2010, the Company experienced a net decrease in cash from continuing operations of $Nil.  The Company used $129,966 in cash in operating activities from continuing operations, arising primarily from operating losses, and generated $129,966 in cash from financing activities from continuing operations, primarily from related parties.

The Company experienced a net decrease in cash from discontinued operations of $15,643during the six month period ended March 31, 2010. Cash used in operating activities from discontinued operations totaled $23,166 and cash used by financing activities from discontinued operations totaled $142.

Overall between continuing operations and discontinued operations the cash balances of the Company decreased by $15,643 for the six months ended March 31, 2010.

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

Going concern qualification: The Company has incurred significant losses from operations for the six month period ended March 31, 2010, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,315,219 and an accumulated deficit of $10,416,846 The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

Management does not believe that inflation had a material adverse effect on the financial statements for the periods presented.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2010. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of March 31, 2010.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended March 31, 2010 included in this Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the six month period ended March 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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
_________________
* Filed herein.

(b)   Reports on Form 8-K:

On March 16, 2010, the Company filed Form 8-K describing the resignation of Gary Hokkanen as Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN GAMING, INC

Dated: March 15, 2013

/s/ Marc Askenasi	/s/ J. Graham Simmonds
Name: Marc Askenasi	Name: J. Graham Simmonds
Title: Chief Executive Officer	Title: Interim Chief Financial Officer