Form 10-Q
period 2010-06-30
InterAmerican Gaming, Inc.
filed 2013-03-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2010

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

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended June 30, 2010 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	June 30, 2010	September 30, 2009
Current assets
Cash and cash equivalents	$-	$-
Assets of discontinued operations (Note 7)	91,415	423,705

Total current assets	91,415	423,705

Total assets	$91,415	$423,705

LIABILITIES

Current liabilities
Bank Overdraft	981	-
Due to related parties (Note 3)	593,328	530,774
Accounts payable	184,731	198,203
Accrued liabilities	5,525	13,000
Liabilities of discontinued operations (Note 7)	548,065	531,763

Total current liabilities	1,332,630	1,273,740

Total liabilities	$1,332,630	$1,273,740

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2009:67,868,234) (Note 5)	$679	$679
Additional paid-in capital	9,185,329	9,100,948
Accumulated deficit	(10,427,223)	(9,951,662)

Total stockholders’ (deficit) equity	(1,241,215)	(850,035)

Total liabilities and stockholders’ (deficit) equity	$91,415	$423,705

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2010 and 2009

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Expenses
Management fees – related party	$-	$59,136	$75,940	$176,121
Professional fees	-	4,250	12,342	34,236
General and administrative	17,802	99,185	27,504	353,134
Impairment of assets (Note 8)	(2,500)	-	13,549	-
Total expenses	15,302	162,571	129,335	563,491
Net (loss) before other expenses	(15,302)	(162,571)	(129,335)	(563,491)
Other expense (gain):
Foreign currency (gain) loss	(25,878)	22,611	3,233	10,294
Total other expenses	(25,878)	22,611	3,233	10,294

Gain (loss) before income taxes	10,576	(185,182)	(132,568)	(573,785)
Provision for income taxes	-	-	-	-
Gain (loss) from continuing operations	10,576	(185,182)	(132,568)	(573,785)
(Loss) from discontinued operations	(20,952)	(6,194)	(342,993)	(23,420)
Net (loss)	$(10,376)	$(191,376)	$(475,561)	$(597,205)
Net (loss) per share - continuing operations - basic and diluted	$0.0002	$(0.0028)	$(0.0020)	$(0.0086)
Net (loss) per share - discontinued operations - basic and diluted	$(0.0003)	$(0.0001)	$(0.0051)	$(0.0004)
Net (loss) per share	$(0.0002)	$(0.0028)	$(0.0070)	$(0.0090)

Weighted average number of common shares outstanding during the year – basic and diluted	67,868,234	66,962,945	67,868,234	66,635,553

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine months ended June 30, 2010	For the Nine months ended June 30, 2009
Operating activities
Net (loss) from continuing operations	$(132,568)	$(573,785)
Items not involving cash:
Impairment of assets	13,549	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(13,472)	195,500
Increase (decrease) in accrued liabilities	(7,475)	(750)
Net cash provided by (used in) operating activities	(139,966)	(379,035)
Financing activities
Bank overdraft	981	-
Increase in due to/from related parties	138,985	359,688
Net cash provided by (used in) financing activities	139,966	359,688

Increase (decrease) in cash from continuing operations	-	(19,347)
Increase (decrease in cash from discontinuing operations	(15,643)	2,059
Increase (decrease) in cash	(15,643)	(17,288)
Cash and cash equivalents, beginning of year	15,643	18,478

Cash and cash equivalents, end of year	$-	$1,190

Supplemental Information
Interest paid	-	-
Income tax paid	-	-

Non cash activities:

During the nine months ended June 30, 2010 the Company:

●	Settled $36,081 in directors fees with a former related party of the Company, the amount owing was forgiven (Note 10 )
●	Settled $48,300 in consulting fees with a former consultant of the Company, the amount owing was forgiven (Note 10 )

During the nine months ended June 30, 2009 the Company:

●	Issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability.
●	Issued 1,086,348 common shares valued at $110,000 for consulting services.

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2010

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

There is substantial doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $1,241,215 and an accumulated deficit of $10,427,223 as at June 30, 2010.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Amounts due to related parties were:

	June 30, 2010	September 30, 2009

Entities with common directors and /or officers	$482,511	$392,882
Officers and directors	110,817	137,892
Total	$593,328	$530,774

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

4.         Equipment

All of the equipment is owned by IAG Peru, during the period ended June 30, 2010 the Company classified IAG Peru as discontinued operations, see note 7.

On August 30, 2010, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, which resulted in the disposition of all the equipment under capital lease.

5.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of June 30, 2010 (2009:67,868,234).

During the nine months ended June 30, 2010, the Company issued no shares of its common stock.

During the nine months ended June 30, 2009 the Company issued 878,000 common shares valued at $43,900 pursuant to an unissued share liability and issued 1,086,348 common shares valued at $110,000 for consulting services.

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

7.         Discontinued Operations

During the nine month period ended June 30, 2010 the Company classified IAG Peru as discontinued operations. The comparative figures for 2009 have been reclassified also to reflect the same treatment.  The summarized operating results for discontinued operations for the three and nine month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Revenues	$7,267	$51,509	$74,354	$84,615
Cost of revenues	1,607	6,116	12,840	10,694
Gross profit	5,660	45,393	61,514	73,921
Expenses	17,700	9,269	60,801	40,479
Net gain (loss) before other expenses	(12,040)	36,124	713	33,442
Other (expenses) income
Depreciation	(918)	(16,537)	(19,648)	(27,858)
Impairment of assets	-		(277,237)	-
Foreign Exchange	7,734	(11,298)	(427)	12,862
Interest expense	(15,728)	(14,483)	(46,394)	(41,866)
Net (loss)	$(20,952)	$(6,194)	$(342,993)	$(23,420)

Impairment of assets of discontinued operations can be segregated into the following subcategories:

Computer equipment (i)	$3,915
Equipment under capital lease (ii)	273,322
$277,237

(i)	The Company classified the office equipment as impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.

(ii)	Management determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

Assets of discontinued operations as at June 30, 2010 are summarized as follows:

	June 30, 2010	September 30, 2009
Cash	$8,635	$15,643
Accounts receivable	51,491	34,289
Equipment	31,289	373,773
	$91,415	$423,705

Liabilities of discontinued operations as at June 30, 2010 are summarized as follows:

	June 30, 2010	September 30, 2009
Accounts payable	$3,500	$18,179
Accrued liabilities	48,594	11,915
Due to related party	161,044	160,137
Obligations under capital lease	334,927	341,532
Total liabilities	$548,065	$531,763

Cashflows of discontinued operations for the nine months ended June 30, 2010 and 2009 are as follows:

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Operating activities
Net (loss) from continuing operations	$(342,993)	$(23,420)
Items not involving cash:
Depreciation	19,648	27,858
Impairment of assets	277,237	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(17,202)	(21,445)
Decrease (increase) in prepaid expenses	-	2,035
Increase (decrease) in accounts payable	(14,679)	3,337
Increase (decrease) in accrued liabilities	36,679	9,300
Net cash provided by (used in) operating activities	(41,310)	(2,335)
Investing activities
Disposition (acquisition) of capital assets	45,600	(2,906)
Net cash provided by (used in) investing activities	45,600	(2,906)
Financing activities
Leasing liability	(6,606)	-
Increase in due to/from related parties	(13,327)	7,300
Net cash provided by (used in) financing activities	(19,933)	7,300
(Decrease) in cash from discontinuing operations	(15,643)	2,059

8.         Impairment of Asset

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049 at March 31, 2010.  Management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.  During the three month period ended June 30, 2010 the company recovered $2,500 of the amounts previously written off.

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

10.      Related Party Settlements

●
On June 30, 2010, the Company entered into a settlement agreement with a former director in which he forgave $36,081 in unpaid director fees owing to him from the Company. This transaction was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

●
On June 30, 2010, the Company entered into a settlement agreement with a former consultant  in which he forgave $48,300  in unpaid consulting fees owing to him from the Company. This transaction was treated as a capital contribution and therefore resulted in an increase to additional paid in capital.

11.  Subsequent Events

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

Overview

The Company’s focus in fiscal 2009 was on gaming opportunities in Latin America.  On August 30, 2010, the Company entered into a settlement agreement with the related party, by virtue of common officers and directors, which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result, the Company classified IAG Peru as discontinued operations for the period ended June 30, 2010.  The comparative figures for 2009 have been reclassified to reflect the same treatment.

RESULTS OF OPERATIONS

Continuing Operations

For the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009

General and administrative expenses

General and administrative expenses were $17,802 during the three month period ended June 30, 2010 and $99,185 during the three month period ended June 30, 2009.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Management fees – related parties

Accrued and/or paid management fees to related parties were $Nil during the three month period ended June 30, 2010 and $59,136 during the three month period ended June 30, 2009. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010 resulting in a decrease in management fees for the quarter.

Professional fees

Professional fees were $Nil during the three month period ended June 30, 2010 and $4,250 during the three month period ended June 30, 2009. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049 at March 31, 2010.  Management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount and provided for a loss in the full amount in March.  During the three month period ended June 30, 2010 the company recovered $2,500 of the amounts previously written off.

Other expenses

During the three months ended June 30, 2010, the Company recorded a foreign currency gain of $25,878 compared to a foreign exchange loss of $22,611 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the three month period ended June 30, 2010 the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Operating loss

The gain from continuing operations during the three month period ended June 30, 2010 was $10,576 (approximately $0.0002 per share) compared to a loss of $185,182 (approximately $0.0028 per share) during the comparative period in the prior year.

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

For the nine month period ended June 30, 2010 compared to the nine month period ended June 30, 2009

General and administrative expenses

General and administrative expenses were $27,504 during the nine month period ended June 30, 2010 and $353,134 during the nine month period ended June 30, 2009.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.   General and administrative expenses during the nine month period ended June 302010 included the abatement of a $20,000 late filing tax penalty by the IRS.

Management fees – related parties

Accrued and/or paid management fees to related parties were $75,940 during the nine month period ended June 30, 2010 and $176,121 during the nine month period ended June 30, 2009. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010 resulting in a decrease in management fees for the quarter.

Professional fees

Professional fees were $12,342 during the nine month period ended June 30, 2010 and $34,236 during the nine month period ended June 30, 2009. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $13,549.  During the nine months ended June 30, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the nine months ended June 30, 2010, the Company recorded a foreign currency loss of $3,233 compared to a foreign exchange loss of $10,294 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.  For the nine month period ended June 30, 2010 the Canadian Dollar appreciated significantly in value to the U.S. Dollar which led to the foreign exchange loss.

Operating loss

The loss from continuing operations during the nine month period ended June 30, 2010 was $132,568 (approximately $0.0020 per share) compared to $573,785 (approximately $0.0086 per share)during the comparative period in the prior year.

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

Discontinued Operations

For the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009

Beginning in fiscal 2009, the Company began to generate revenues from slot machine operations in Latin America.  Slot machines were initially deployed in Lima, Peru but were subsequently moved to the provinces of Peru (Chiclayo, Huacho, and Huaral) where the financial performance improved.

The Company generated $7,267 in revenues during the three month period ended June 30, 2010 compared to $51,509 during the comparative period in the prior year.  Operations of IAG Peru S.A.C. were wound down during fiscal 2010.

Total costs and expenses during the three month period ended June 30, 2010 were $19,307 compared to $15,385 during the three month period ended June 30, 2009.  Costs and expenses consist of Gaming taxes, professional fees, depreciation and miscellaneous costs.

During the three month period ended June 30, 2010, the Company recorded interest expense of $15,728 and $14,483 in the three month period ended June 30, 2009 in relation to the capital lease of gaming equipment.

During the three month period ended June 30, 2010 the Company recorded depreciation of $918 and $16,537 in the three months period ended June 30, 2009.

The Company recorded a foreign currency gain of $7,734 during the three month period ended June 30, 2010 and a foreign currency loss of $11,298 during the three month period ended June 30, 2009.

As a result, the Company had a net loss of $20,952 from discontinued operations during the three month period ended June 30, 2010, (approximately $0.0003 per share) compared to a net loss of $6,194 in the same period ended June 30, 2009 (approximately $0.0001 per share).

For the nine month period ended June 30, 2010 compared to the nine month period ended June 30, 2009

The Company generated $74,354 in revenues during the nine months ended June 30, 2010 compared to $84,615 during the comparative period in the prior year.

Total costs and expenses during the nine month period ended June 30, 2010 were $73,641 compared to $51,173 during the nine month period ended June 30, 2009.  Costs and expenses consist of Gaming taxes, professional fees and miscellaneous costs.

During the nine month period ended June 30, 2010, the Company recorded an impairment to assets of $277,237.  On January 1, 2010, the Company classified office equipment impaired in the amount of $3,915 as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.  Management also determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

During the nine month period ended June 30, 2010, the Company recorded interest expense of $46,394 and $41,866 in the nine month period ended June 30, 2009 in relation to the capital lease of gaming equipment.

During the nine month period ended June 30, 2010 the Company recorded depreciation of $19,648 and $27,858 in the nine month period ended June 30, 2009.

The Company recorded a foreign currency loss of $427 during the nine month period ended June 30, 2010 and a foreign currency gain of $12,862 during the nine month period ended June 30, 2009.

As a result, the Company had a net loss of $342,993 from discontinued operations during the nine month period ended June 30, 2010, (approximately $0.0051 per share) compared to a net loss of $23,420 in the same period ended June 30, 2009 (approximately $0.0004 per share).

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

Liquidity and Capital Resources

The Company’s total assets decreased from $423,705 at September 30, 2009 to $91,415 at June 30, 2010.

Assets at June 30, 2010 consisted of assets from discontinued operations.

The Company’s total liabilities increased from $1,273,740 at September 30, 2009 to $1,332,630 at June 30, 2010. Due to related parties balance increased from $530,774 at September 30, 2009 to $593,328 at June 30, 2010. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable decreased from $198,203 at September 30, 2009 to $184,731 at June 30, 2010.  Accrued liabilities decreased from $13,000 at September 30, 2009 to $5,525 at June 30, 2010.  Assets of $91,415 and $423,705 were classified to discontinued operations at June 30, 2010 and September 30, 2009, respectively. The decrease resulted primarily from the impairment of assets, see Note 7. Liabilities of $548,065 and $531,763 were classified to discontinued operations at June 30, 2010 and September 30, 2009, respectively. The increase resulted mainly from an increase in accrued liabilities related to operations in Peru.

The stockholders’ deficit increased from $850,035 at September 30, 2009 to $1,241,215 at June 30, 2010.  The change in deficit is attributable to:

●	A $36,081 and $48,300 increase to additional-paid-in capital resulting from the settlements with former related parties of the Company, the amounts owing were forgiven; and
●	a $475,561 loss for the period.

At June 30, 2010, the Company had a working capital deficit of $1,241,215.  The Company had cash balances of $-0- at June 30, 2010 and is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $184,731, the Company owes related companies $593,328 without specific repayment terms.

During the nine month period ended June 30, 2010, the Company experienced a net decrease in cash from continuing operations of $Nil.  The Company used $139,966 in cash in operating activities from continuing operations, arising primarily from operating losses, and generated $139,966 in cash from financing activities from continuing operations, primarily from related parties.

The Company experienced a net decrease in cash from discontinued operations of $15,643 during the nine month period ended June 30, 2010. Cash used in operating activities from discontinued operations totaled $41,310, cash provided by financing activities from discontinued operations totaled $45,600 and cash used by financing activities from discontinued operations totaled $19,933.

Overall between continuing operations and discontinued operations the cash balances of the Company decreased by $15,643 for the nine months ended June 30, 2010.

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

Going concern qualification: The Company has incurred significant losses from operations for the nine month period ended June 30, 2010, and such losses are expected to continue.  In addition, we have a working capital deficit of $1,241,215 and an accumulated deficit of $10,427,223. The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of  June 30, 2010. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of June 30, 2010.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended June 30, 2010 included in this Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the nine month period ended June 30, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

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
________
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