Form 10-Q
period 2010-12-31
InterAmerican Gaming, Inc.
filed 2013-03-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of March 1, 2013: 169,944,901.

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended December 31, 2010 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31, 2010	September 30, 2010
Current assets
Cash and cash equivalents	$-	$30
Total current assets	-	30
Total assets	$-	$30

LIABILITIES
Current liabilities
Bank overdraft	$43	$-
Due to related parties (Note 3)	638,675	618,460
Accounts payable	199,372	197,562
Accrued liabilities	22,611	20,000
Liabilities of discontinued operations	31,678	31,678
Total current liabilities	892,379	867,700
Total liabilities	$892,379	$867,700

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2010:67,868,234) (Note 5)	$679	$679
Additional paid-in capital	9,631,633	9,631,633
Accumulated deficit	(10,524,691)	(10,499,982)
Total stockholders’ (deficit) equity	(892,379)	(867,670)

Total liabilities and stockholders’ (deficit) equity	$-	$30

INDEX

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Months Ended December 31, 2010 and 2009

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Expenses
Management fees – related party	$-	$63,340
Professional fees	2,611	5,223
General and administrative	3,169	5,980
Total expenses	5,780	74,543
Net (loss) before other expenses	(5,780)	(74,543)
Other expense (gain):
Foreign currency (gain) loss	18,929	9,698
Total other expenses	18,929	9,698

(Loss) before income taxes	(24,709)	(84,241)
Provision for income taxes	-	-
(Loss) from continuing operations	(24,709)	(84,241)
(Loss) from discontinued operations	-	(24,580)
Net (loss)	$(24,709)	$(108,821)
Net (loss) per share - continuing operations - basic and diluted	$(0.0004)	$(0.0012)
Net (loss) per share - discontinued operations - basic and diluted	$(0.0000)	$(0.0004)
Net (loss) per share	$(0.0004)	$(0.0016)

Weighted average number of common shares outstanding during the year – basic and diluted	67,868,234	67,868,234

INDEX

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three months ended December 31, 2010	For the Three months ended December 31, 2009
Operating activities
Net (loss) from continuing operations	$(24,709)	$(84,241)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,810	(17,857)
Increase (decrease) in accrued liabilities	2,611	5,125
Net cash provided by (used in) operating activities	(20,288)	(96,973)
Financing activities
Bank Overdraft	43	-
Increase in due to/from related parties	20,215	96,973
Net cash provided by (used in) financing activities	20,258	96,973

Increase (decrease) in cash from continuing operations	(30)	-
Increase (decrease in cash from discontinuing operations	-	(15,643)
Increase (decrease) in cash	(30)	(15,643)
Cash and cash equivalents, beginning of year	30	15,643

Cash and cash equivalents, end of year	$-	$-

Supplemental Information
Interest paid	-	-
Income tax paid	-	-

Non cash activities:

During the three months ended December 31, 2010 and 2009 the Company had no non-cash activities.

INDEX

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2010

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

INDEX

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

There is substantial doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $892,379 and an accumulated deficit of $10,524,691 as at December 31, 2010.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

2.        Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year.  There have been no significant changes of accounting policies since September 30, 2010.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission.

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

INDEX

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

INDEX

3.        Due to Related Parties

Periodically, the Company advances funds and pays expenses on behalf of related parties and funds are advanced and expenses are paid by related parties on behalf of the Company.  These transactions result in non-interest bearing payables or receivables to related parties.

Amounts due to related parties were:

	December 31, 2010	September 30, 2010

Entities with common directors and /or officers	$516,318	$500,192
Officers and directors	122,357	118,268
Total	$638,675	$618,460

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

5.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of December 31, 2010 and 2009.

During the three months ended December 31, 2010 and 2009, the Company issued no shares of its common stock.

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

INDEX

7.        Discontinued Operations

During fiscal 2010 the Company classified IAG Peru as discontinued operations. The summarized operating results for discontinued operations for the three month periods ended December 31, 2010 and 2009 are as follows:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Revenues	$-	$39,633
Cost of revenues	-	6,177
Gross profit	-	33,456
Expenses	-	23,135
Net gain (loss) before other expenses	-	10,321
Other (expenses)
Depreciation	-	(16,536)
Foreign Exchange	-	(3,019)
Interest expense	-	(15,346)
Net (loss)	$-	$(24,580)

Liabilities of discontinued operations as at December 31, 2010 are summarized as follows:

	December 31, 2010	September 30, 2010
Accounts payable	$3,500	$3,500
Accrued liabilities	28,178	28,178
Total liabilities	$31,678	$31,678

Cashflows of discontinued operations for the three months ended December 31, 2010 and 2009 are as follows:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Operating activities
Net (loss) from continuing operations	$-	$(24,580)
Items not involving cash:
Depreciation	-	16,536
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(28,919)
Increase (decrease) in accounts payable	-	1,184
Increase (decrease) in accrued liabilities	-	11,790
Net cash provided by (used in) operating activities	-	(23,989)
Financing activities
Leasing liability	-	5,346
Increase in due to/from related parties	-	3,000
Net cash provided by (used in) financing activities	-	8,346
(Decrease) in cash from discontinuing operations	$-	$(15,643)

INDEX

8.        Contingencies

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

9.        Subsequent Events

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

INDEX

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

INDEX

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

Overview

The Company’s focus in fiscal 2009 was on gaming opportunities in Latin America.  On August 30, 2010, the Company entered into a settlement agreement with the related party, by virtue of common officers and directors, which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result, the Company classified IAG Peru as discontinued operations during fiscal 2010.  There were no activities from discontinued operations during the three months ended December 31, 2010.

RESULTS OF OPERATIONS

Continuing Operations

For the three month period ended December 31, 2010 compared to the three month period ended December 31, 2009

General and administrative expenses

General and administrative expenses were $3,169 during the three month period ended December 31, 2010 and $5,980 during the three month period ended December 31, 2009.  General and administrative expenses include miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Management fees – related parties

Accrued and/or paid management fees to related parties were $Nil during the three month period ended December 31, 2010 and $63,340 during the three month period ended December 31, 2009. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010.

Professional fees

Professional fees were $2,611 during the three month period ended December 31, 2010 and $5,223 during the three month period ended December 31, 2009. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Other expenses

During the three months ended December 31, 2010, the Company recorded a foreign currency loss of $18,929 compared to a foreign exchange loss of $9,698 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.

INDEX

Operating loss

The loss from continuing operations during the three month period ended December 31, 2010 was $24,709 (approximately $0.0004 per share) compared to $84,241 (approximately $0.0012 per share) during the comparative period in the prior year.

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

On August 30, 2010 the Company entered into a settlement agreement with the related party which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result there were no activities from discontinued operations during the three months ended December 31, 2010.

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

Liquidity and Capital Resources

The Company’s total assets decreased from $30 at September 30, 2010 to $Nil at December 31, 2010.

The Company’s total liabilities increased from $867,700 at September 30, 2010 to $892,379 at December 31, 2010. Due to related parties balance increased from $618,460 at September 30, 2010 to $638,675 at December 31, 2010. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $197,562 at September 30, 2010 to $199,372 at December 31, 2010.  Accrued liabilities increased from $20,000 at September 30, 2010 to $22,611 at December 31, 2010.  Liabilities of $31,678 were classified to discontinued operations at December 31, 2010 and September 30, 2010, respectively.

INDEX

The stockholders’ deficit increased from $867,670 at September 30, 2010 to $892,379 at December 31, 2010.  The change in deficit is attributable to:

●	a $24,709 loss for the period.

At December 31, 2010, the Company had a working capital deficit of $892,379.  The Company had cash balances of $-0- at December 31, 2010 and is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $199,372, the Company owes related companies $638,675 without specific repayment terms.

During the three month period ended December 31, 2010, the Company experienced a net decrease in cash of $30.  The Company used $20,288 in cash in operating activities, arising primarily from operating losses, and generated $20,258 in cash from financing activities, primarily from related parties.

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

Going concern qualification: The Company has incurred significant losses from operations for the three month period ended December 31, 2010, and such losses are expected to continue.  In addition, we have a working capital deficit of $892,379 and an accumulated deficit of $10,524,691. The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation

Management does not believe that inflation had a material adverse effect on the financial statements for the periods presented.

INDEX

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2010. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of December 31, 2010.

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

INDEX

 In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended December 31, 2010 included in this Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the three month period ended December 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

INDEX

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
_________
* Filed herein.

(b) Reports on Form 8-K:

None

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