Form 10-Q
period 2011-03-31
InterAmerican Gaming, Inc.
filed 2013-03-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated file	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of March 1, 2013: 169,944,901.

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2011 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31, 2011	September 30, 2010
Current assets
Cash and cash equivalents	$-	$30
Total current assets	-	30
Total assets	$-	$30

LIABILITIES
Current liabilities
Bank overdraft	$119	$-
Due to related parties (Note 3)	654,319	618,460
Accounts payable	199,549	197,562
Accrued liabilities	25,222	20,000
Liabilities of discontinued operations	31,678	31,678
Total current liabilities	910,887	867,700
Total liabilities	$910,887	$867,700

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2010:67,868,234) (Note 5)	$679	$679
Additional paid-in capital	9,631,633	9,631,633
Accumulated deficit	(10,543,199)	(10,499,982)
Total stockholders’ (deficit) equity	(910,887)	(867,670)
Total liabilities and stockholders’ (deficit) equity	$-	$30

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2011 and 2010

Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Expenses
Management fees – related party	$-	$12,600	$-	$75,940
Professional fees	2,611	7,119	5,223	12,342
General and administrative	1,250	3,721	4,419	9,701
Impairment of assets (Note 8)	-	16,049	-	16,049
Total expenses	3,861	39,489	9,642	114,032
Net (loss) before other expenses	(3,861)	(39,489)	(9,642)	(114,032)
Other expense (gain):
Foreign currency (gain) loss	14,647	19,413	33,575	29,111
Total other expenses	14,647	19,413	33,575	29,111

(Loss) before income taxes	(18,508)	(58,902)	(43,217)	(143,143)
Provision for income taxes	-	-	-	-
(Loss) from continuing operations	(18,508)	(58,902)	(43,217)	(143,143)
(Loss) from discontinued operations	-	(297,461)	-	(322,041)
Net (loss)	$(18,508)	$(356,363)	$(43,217)	$(465,184)
Net (loss) per share - continuing operations - basic and diluted	$(0.0003)	$(0.0009)	$(0.0006)	$(0.0021)
Net (loss) per share - discontinued operations - basic and diluted	$(0.0000)	$(0.0044)	$(0.0000)	$(0.0047)
Net (loss) per share	$(0.0003)	$(0.0053)	$(0.0006	)-	$(0.0069)

Weighted average number of common shares outstanding during the year – basic and diluted	67,868,234	67,868,234	67,868,234	67,868,234

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six months ended March 31, 2011	For the Six months ended March 31, 2010
Operating activities
Net (loss) from continuing operations	$(43,217)	$(143,143)
Items not involving cash:
Impairment of assets	-	16,049
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,987	(1,147)
Increase (decrease) in accrued liabilities	5,222	(1,725)
Net cash provided by (used in) operating activities	(36,008)	(129,966)
Financing activities
Bank Overdraft	119	115
Increase in due to/from related parties	35,859	129,851
Net cash provided by (used in) financing activities	35,978	129,966

Increase (decrease) in cash from continuing operations	(30)	-
Increase (decrease in cash from discontinuing operations	-	(15,643)
Increase (decrease) in cash	(30)	(15,643)
Cash and cash equivalents, beginning of year	30	15,643

Cash and cash equivalents, end of year	$-	$-

Supplemental Information
Interest paid	-	-
Income tax paid	-	-

Non cash activities:

During the six months ended March 31, 2011 and 2010 the Company had no non-cash activities.

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2011

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

There is substantial doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $910,887 and an accumulated deficit of $10,543,199 as at March 31, 2011.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Amounts due to related parties were:

	March 31, 2011	September 30, 2010

Entities with common directors and /or officers	$528,798	$500,192
Officers and directors	125,521	118,268
Total	$654,319	$618,460

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

5.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of March 31, 2011 and 2010.

During the six months ended March 31, 2011 and 2010, the Company issued no shares of its common stock.

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

7.        Discontinued Operations

During fiscal 2010 the Company classified IAG Peru as discontinued operations. The summarized operating results for discontinued operations for the three and six month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Revenues	$-	$27,453	$-	$67,086
Cost of revenues	-	5,056	-	11,233
Gross profit	-	22,397	-	55,853
Expenses	-	19,966	-	43,101
Net gain (loss) before other expenses	-	2,431	-	12,752
Depreciation	-	2,194	-	18,730
Impairment of assets	-	277,237	-	277,237
Foreign Exchange	-	5,140	-	8,159
Interest expense	-	15,321	-	30,667
Net (loss)	$-	$(297,461)	$-	$(322,041)

Impairment of assets of discontinued operations for the six months ended Mach 31, 2010 can be segregated into the following subcategories:

Computer equipment (i)	$3,915
Equipment under capital lease (ii)	273,322
$277,237

(i)  The Company classified the office equipment as impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.

(ii)  Management determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

Liabilities of discontinued operations as at March 31, 2011 are summarized as follows:

	March 31, 2011	September 30, 2010

Accounts payable	$3,500	$3,500
Accrued liabilities	28,178	28,178
Total liabilities	$31,678	$31,678

Cashflows of discontinued operations for the six months ended March 31, 2011 and 2010 are as follows:

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
Operating activities
Net (loss) from continuing operations	$-	$(322,041)
Items not involving cash:
Depreciation	-	18,730
Impairment of assets	-	277,237
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(23,515)
Increase (decrease) in accounts payable	-	(14,677)
Increase (decrease) in accrued liabilities	-	41,100
Net cash provided by (used in) operating activities	-	(23,166)
Financing activities
Leasing liability	-	7,665
Increase in due to/from related parties	-	(142)
Net cash provided by (used in) financing activities	-	7,523
(Decrease) in cash from discontinuing operations	$-	$(15,643)

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

Overview

The Company’s focus in fiscal 2009 was on gaming opportunities in Latin America.  On August 30, 2010, the Company entered into a settlement agreement with the related party, by virtue of common officers and directors, which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result, the Company classified IAG Peru as discontinued operations during fiscal 2010.  There were no activities from discontinued operations during the six months ended March 31, 2011.

RESULTS OF OPERATIONS

Continuing Operations

For the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010

General and administrative expenses

General and administrative expenses were $1,250 during the three month period ended March 31, 2011 and $3,721 during the three month period ended March 31, 2009.  General and administrative expenses include miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Management fees – related parties

Accrued and/or paid management fees to related parties were $Nil during the three month period ended March 31, 2011 and $12,600 during the three month period ended March 31, 2010. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010.

Professional fees

Professional fees were $2,611 during the three month period ended March 31, 2011 and $7,119 during the three month period ended March 31, 2010. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049.  During the three months ended March 31, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the three months ended March 31, 2011, the Company recorded a foreign currency loss of $14,647 compared to a foreign exchange loss of $19,413 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.

Operating loss

The loss from continuing operations during the three month period ended March 31, 2011 was $18,508 (approximately $0.0003 per share) compared to $58,902 (approximately $0.0009 per share) during the comparative period in the prior year.

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

For the six month period ended March 31, 2011 compared to the six month period ended March 31, 2010

General and administrative expenses

General and administrative expenses were $4,419 during the six month period ended March 31, 2011 and $9,701 during the six month period ended March 31, 2010.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.   General and administrative expenses during the six month period ended March, 2010 included the abatement of a $20,000 late filing tax penalty by the IRS.

Management fees – related parties

Accrued and/or paid management fees to related parties were $75,940 during the six month period ended March 31, 2010 and $Nil during the six month period ended March 31, 2011. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010.

Professional fees

Professional fees were $5,223 during the six month period ended March 31, 2011 and $12,342 during the six month period ended March 31, 2010. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049.  During the six months ended March 31, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the six months ended March 31, 2011, the Company recorded a foreign currency loss of $33,575 compared to a foreign exchange loss of $29,111 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars

Operating loss

The loss from continuing operations during the six month period ended March 31, 2011 was $43,217 (approximately $0.0006 per share) compared to $143,143 (approximately $0.0021 per share) during the comparative period in the prior year.

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

On August 30, 2010 the Company entered into a settlement agreement with the related party which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result there were no activities from discontinued operations during the six months ended March 31, 2011.

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

Liquidity and Capital Resources

The Company’s total assets decreased from $30 at September 30, 2010 to $Nil at March 31, 2011.

The Company’s total liabilities increased from $867,700 at September 30, 2010 to $910,887 at March 31, 2011. Due to related parties balance increased from $618,460 at September 30, 2010 to $654,319 at March 31, 2011. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $197,562 at September 30, 2010 to $199,549 at March 31, 2011.  Accrued liabilities increased from $20,000 at September 30, 2010 to $25,222 at March 31, 2011.  Liabilities of $31,678 were classified to discontinued operations at March 31, 2011 and September 30, 2010, respectively.

The stockholders’ deficit increased from $867,670 at September 30, 2010 to $910,887 at March 31, 2011.  The change in deficit is attributable to:

●	a $43,217 loss for the period.

At March 31, 2011, the Company had a working capital deficit of $910,887.  The Company had cash balances of $-0- at March 31, 2011 and is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $199,549, the Company owes related companies $654,319 without specific repayment terms.
During the six month period ended March 31, 2011, the Company experienced a net decrease in cash of $30.  The Company used $36,008 in cash in operating activities, arising primarily from operating losses, and generated $35,978 in cash from financing activities, primarily from related parties.

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

Going concern qualification: The Company has incurred significant losses from operations for the six month period ended March 31, 2011, and such losses are expected to continue.  In addition, we have a working capital deficit of $910,887 and an accumulated deficit of $10,543,199. The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of March 31, 2011.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended March 31, 2011 included in this Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the six month period ended March 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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
______
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