Form 10-Q
period 2011-06-30
InterAmerican Gaming, Inc.
filed 2013-03-15
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2011

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

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended June 30, 2011 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

PART I.   FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	June 30, 2011	September 30, 2010
Current assets
Cash and cash equivalents	$-	$30

Total current assets	-	30

Total assets	$-	$30

LIABILITIES
Current liabilities
Due to related parties (Note 3)	$657,568	$618,460
Accounts payable	200,778	197,562
Accrued liabilities	27,833	20,000
Liabilities of discontinued operations	31,678	31,678

Total current liabilities	917,857	867,700

Total liabilities	$917,857	$867,700

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $.00001 par value; 200,000,000 shares authorized, 67,868,234 shares issued and outstanding (September 30, 2010:67,868,234) (Note 5)	$679	$679
Additional paid-in capital	9,631,633	9,631,633
Accumulated deficit	(10,550,169)	(10,499,982)

Total stockholders’ (deficit) equity	(917,857)	(867,670)

Total liabilities and stockholders’ (deficit) equity	$-	$30

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Expenses
Management fees – related party	$-	$-	$-	$75,940
Professional fees	2,611	-	7,834	12,342
General and administrative	1,321	17,802	5,740	27,504
Impairment of assets (Note 8)	-	(2,500)	-	13,549
Total expenses	3,932	15,302	13,574	129,335
Net (loss) before other expenses	(3,932)	(15,302)	(13,574)	(129,335)
Other expense (gain):
Foreign currency (gain) loss	3,038	(25,878)	36,613	3,233
Total other expenses	3,038	(25,878)	36,613	3,233

Gain (loss) before income taxes	(6,970)	10,576	(50,187)	(132,568)
Provision for income taxes	-	-	-	-
Gain (loss) from continuing operations	(6,970)	10,576	(50,187)	(132,568)
(Loss) from discontinued operations	-	(20,952)	-	(342,993)
Net (loss)	$(6,970)	$(10,376)	$(50,187)	$(475,561)
Net (loss) per share - continuing operations - basic and diluted	$(0.0001)	$0.0002	$(0.0007)	$(0.0020)
Net (loss) per share - discontinued operations - basic and diluted	$(0.0000)	$(0.0003)	$(0.0000)	$(0.0051)
Net (loss) per share	$(0.0001)	$(0.0002)	$(0.0007)	$(0.0070)

Weighted average number of common shares outstanding during the year – basic and diluted	67,868,234	67,868,234	67,868,234	67,868,234

INTERAMERICAN GAMING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine months ended June 30, 2011	For the Nine months ended June3 0, 2010
Operating activities
Net (loss) from continuing operations	$(50,187)	$(132,568)
Items not involving cash:
Impairment of assets	-	13,549
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,216	(13,472)
Increase (decrease) in accrued liabilities	7,833	(7,475)
Net cash provided by (used in) operating activities	(39,138)	(139,966)
Financing activities
Bank overdraft	-	981
Increase in due to/from related parties	39,108	138,985
Net cash provided by (used in) financing activities	39,108	139,966

Increase (decrease) in cash from continuing operations	(30)	-
Increase (decrease in cash from discontinuing operations	-	(15,643)
Increase (decrease) in cash	(30)	(15,643)
Cash and cash equivalents, beginning of year	30	15,643

Cash and cash equivalents, end of year	$-	$-

Supplemental Information
Interest paid	-	-
Income tax paid	-	-

Non cash activities:

During the nine months ended June 30, 2011, the Company had no non cash activities.

During the nine months ended June 30, 2010 the Company:

●	Settled $36,081 in directors fees with a former related party of the Company, the amount owing was forgiven (Note 10 )
●	Settled $48,300 in consulting fees with a former consultant of the Company, the amount owing was forgiven (Note 10 )

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

There is substantial doubt about the Company's ability to continue as a going concern as it has a working capital deficit of $917,857 and an accumulated deficit of $10,550,169 as at June 30, 2011.  The Company's ability to continue as a going concern is dependent upon the Company's ability to raise additional capital and successfully complete a business acquisition or business opportunity.  The outcome of these matters cannot be predicted at this time.

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

Amounts due to related parties were:

	June 30, 2011	September 30, 2010

Entities with common directors and /or officers	$531,389	$500,192
Officers and directors	126,179	118,268
Total	$657,568	$618,460

Amounts due to related parties are non-interest bearing, unsecured and do not have any specific repayment terms.

On October 3, 2011, the Company entered into a settlement agreement with a related party, by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

4.        Capital Stock

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 67,868,234 shares are issued and outstanding as of June 30, 2011 (2010:67,868,234).

During the nine months ended June 30, 2011 and 2010, the Company issued no shares of its common stock.

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

7.        Discontinued Operations

During the fiscal 2010, the Company classified IAG Peru as discontinued operations.  The summarized operating results for discontinued operations for the three and nine month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Revenues	$-	$7,267	$-	$74,354
Cost of revenues	-	1,607	-	12,840
Gross profit	-	5,660	-	61,514
Expenses	-	17,700	-	60,801
Net gain (loss) before other expenses	-	(12,040)	-	713
Other (expenses) income
Depreciation	-	(918)	-	(19,648)
Impairment of assets	-	-	-	(277,237)
Foreign Exchange	-	7,734	-	(427)
Interest expense	-	(15,728)	-	(46,394)
Net (loss)	$-	$(20,952)	$-	$(342,993)

Impairment of assets of discontinued operations for the period ended June 30, 2010 can be segregated into the following subcategories:

Computer equipment (i)	$3,915
Equipment under capital lease (ii)	273,322
$277,237

(i)	The Company classified the office equipment as impaired as it was being held by the former general manager of IAG Peru with whom the Company was involved in a labor dispute.

(ii)	Management determined that the equipment under capital lease was impaired and as such wrote down their value recording a loss of $273,322.

Liabilities of discontinued operations as at June 30, 2011 are summarized as follows:

	June 30, 2011	September 30, 2010
Accounts payable	$3,500	$3,500
Accrued liabilities	28,178	28,178
Total liabilities	$31,678	$31,678

Cashflows of discontinued operations for the nine months ended June 30, 2011 and 2010 are as follows:

	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
Operating activities
Net (loss) from continuing operations	$-	$(342,993)
Items not involving cash:
Depreciation	-	19,648
Impairment of assets	-	277,237
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(17,202)
Decrease (increase) in prepaid expenses	-	-
Increase (decrease) in accounts payable	-	(14,679)
Increase (decrease) in accrued liabilities	-	36,679
Net cash provided by (used in) operating activities	-	(41,310)
Investing activities
Disposition (acquisition) of capital assets	-	45,600
Net cash provided by (used in) investing activities	-	45,600
Financing activities
Leasing liability	-	(6,606)
Increase in due to/from related parties	-	(13,327)
Net cash provided by (used in) financing activities	-	(19,933)
(Decrease) in cash from discontinuing operations	-	(15,643)

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

RESULTS OF OPERATIONS

Continuing Operations

For the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010

General and administrative expenses

General and administrative expenses were $1,321 during the three month period ended June 30, 2011 and $17,802 during the three month period ended June 30, 2010.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.

Management fees – related parties

Accrued and/or paid management fees to related parties were $Nil during the three month period ended June 30, 2011 and 2010.  Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010.

Professional fees

Professional fees were $2,611 during the three month period ended June 30, 2011 and $Nil during the three month period ended June 30, 2010. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $16,049.  During the period ended March 31, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the three months ended June 30, 2011, the Company recorded a foreign currency loss of $3,038 compared to a foreign exchange gain of $25,878 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.

Operating loss

The loss from continuing operations during the three month period ended June 30, 2011 was $6,970 (approximately $0.0001 per share) compared to a gain of $10,376 (approximately $0.0002 per share) during the comparative period in the prior year.

The Company expects the operating losses to continue until breakeven operations are achieved under the new business’ opportunities. Additional financing will be required in order to fund operating losses.

For the nine month period ended June 30, 2011 compared to the nine month period ended June 30, 2010

General and administrative expenses

General and administrative expenses were $5,740 during the nine month period ended June 30, 2011 and $27,504 during the nine month period ended June 30, 2010.  General and administrative expenses include consultant fees, director fees and miscellaneous costs.  The decrease in expenses is the result of decreased business activity in relation to the Company’s exit from the Latin American gaming market.   General and administrative expenses during the nine month period ended June 30, 2010 included the abatement of a $20,000 late filing tax penalty by the IRS.

Management fees – related parties

Accrued and/or paid management fees to related parties were $75,940 during the nine month period ended June 30, 2010 compared to $Nil during the nine month period ended June 30, 2011. Management fees are for the executive management services of our officers. Administrative and financial management services provided by a related party ceased at December 31, 2009 and the remainder of the management fees ceased at March 31, 2010.

Professional fees

Professional fees were $7,834 during the nine month period ended June 30, 2011 and $12,342 during the nine month period ended June 30, 2010. Professional fees consist of fees related to the audit and review of the Company’s financial statements.

Impairment of assets

Gate To Wire Solutions Inc. (a related party by virtue of common officers and directors) was indebted to the Company in the amount of $13,549.  During the nine months ended June 30, 2010, management determined the amount to be impaired as substantial doubt exists as to the collectability of the amount.  The Company provided for a loss in the full amount due.

Other expenses

During the nine months ended June 30, 2011, the Company recorded a foreign currency loss of $36,613 compared to a foreign exchange loss of $3,233 in the comparative period in the prior year.  A substantial portion of the Company’s liabilities and expenses are recorded in Canadian Dollars.

Operating loss

The loss from continuing operations during the nine month period ended June 30, 2011 was $50,187 (approximately $0.0007 per share) compared to $132,568 (approximately $0.0020 per share)during the comparative period in the prior year.

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

On August 30, 2010 the Company entered into a settlement agreement with the related party which held the lease on the slot machines resulting in the disposition of the assets and liabilities associated with the gaming operations.  As a result there were no activities from discontinued operations during the nine months ended June 30, 2011.

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

Liquidity and Capital Resources

The Company’s total assets decreased from $30 at September 30, 2010 to $Nil at June 30, 2011.

The Company’s total liabilities increased to $867,700 at September 30, 2010 to $917,857 at June 30, 2011. Due to related parties balance increased from $618,460 at September 30, 2010 to $657,568 at June 30, 2011. Due to related party amounts do not have specific repayment terms and it is expected that these amounts will be repaid as the financial position of the Company improves. Accounts payable increased from $197,562 at September 30, 2010 to $200,778 at June 30, 2011.  Accrued liabilities increased from $20,000 at September 30, 2010 to $27,833 at June 30, 2011.  Liabilities of $31,678 were classified to discontinued operations at June 30, 2011 and September 30, 2010, respectively.

The stockholders’ deficit increased from $867,670 at September 30, 2010 to $917,857 at June 30, 2011.  The change in deficit is attributable to:

●	a $50,187 loss for the period.

At June 30, 2011, the Company had a working capital deficit of $917,857.  The Company had cash balances of $-0- at June 30, 2011 and is largely reliant upon the ability to arrange equity or debt private placements to pay expenses as incurred.  In addition to normal accounts payable of $200,778, the Company owes related companies $657,568 without specific repayment terms.

During the nine month period ended June 30, 2011, the Company experienced a net decrease in cash of $30.  The Company used $39,138 in cash in operating activities, arising primarily from operating losses, and generated $39,108 in cash from financing activities, primarily from related parties.

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

Going concern qualification: The Company has incurred significant losses from operations for the nine month period ended June 30, 2011, and such losses are expected to continue.  In addition, we have a working capital deficit of $917,857 and an accumulated deficit of $10,550,169. The foregoing raises substantial doubt about our ability to continue as a going concern. The Company plans to seek additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be available on acceptable terms.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of June 30, 2011.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended June 30, 2011 included in this Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the nine month period ended June 30, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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
__________
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