Form 10-Q/A
period 2010-03-31
InterAmerican Gaming, Inc.
filed 2013-03-18
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to include Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Part II, Item 6 (Exhibits) of Form 10-Q.  No other information included in the Company’s Form 10-Q for the quarter ended March 31, 2010, as filed with the U.S. Securities and Exchange Commission on March 15, 2013 (the “Form 10-Q”), is changed by this Amendment No. 1.  In addition, this Amendment No. 1 does not reflect events that have occurred after March 15, 2013, nor does it modify or update those disclosures in the Form 10-Q that may have been affected by subsequent events.

PART II Other Information

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

INTERAMERICAN GAMING, INC.

Dated: March 18, 2013

/s/ Marc Askenasi	/s/ J. Graham Simmonds
Name: Marc Askenasi	Name: J. Graham Simmonds
Title: Chief Executive Officer	Title: Interim Chief Financial Officer