Form 10-K
period 2012-09-30
InterAmerican Gaming, Inc.
filed 2013-07-16
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No. 000-31639

INTERAMERICAN GAMING, INC.
(Exact name of Registrant as specified in its charter)

Nevada	88-0436364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Yonge Street, Suite 1602 Toronto, Ontario, Canada M5C 1T4	416-727-6326
(Address of Principal 1Executive Offices)	(Registrant’s Telephone No., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.00001

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,489,397 as of March 29, 2013 based on the last sale ($0.04 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant’s common stock.

As of July 11, 2013, the number of shares outstanding of the registrant’s Common Stock was 184,460,165 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-K:  None

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the period ended September 30, 2012 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present.  It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

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

On July 7, 2011, the Company entered into a letter of intent with Baron Group Ventures ("BGV") to acquire an 80.1% interest in SoFit Mobile Inc. (“SoFit”) (formerly NOWPHIT Operations Inc.).

On October 3, 2011, the Company entered into a settlement agreement with DealNet Capital Corp. (“DealNet”), a related party by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities. The 10,000,000 common shares have not yet been issued. The transaction included the forgiveness of debt resulting in a $31,678 charge to equity as DealNet is a related party.

Recent Developments

On October 3, 2011, the Company executed a Share Exchange Agreement with SoFit and its shareholders (the “Share Exchange”) pursuant to which the Company purchased 80.1% of SoFit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

In conjunction with the signing of the Share Exchange, all of the directors and officers of IAG, excluding J. Graham Simmonds, resigned and were replaced by nominees of SoFit. As of October 7, 2011, the Board of Directors of IAG was made up of J. Graham Simmonds, Gary Schwartz, Marc Askenasi and Henry J. Kloepper. Marc Askenasi was also appointed Chief Executive Officer and President, effective as of October 7, 2011.

Officers of the Company are now as follows:

Marc Askenasi	Director, Chief Executive Officer and President
J. Graham Simmonds	Chairman & Interim Chief Financial Officer

On October 21, 2011 the Company settled amounts of $130,866 owing to directors, officers and consultants with 2,500,000 common shares.

On January 17, 2012, the Company appointed Gerald Goldberg to its Board of Directors.

On January 30, 2012, NOWPHIT Operations Inc. was renamed to SoFit Mobile Inc., short for Social Fitness, as it was determined to better reflect the business of the Company’s subsidiary.

On September 30, 2012, four consultants of the Company exercised their options, purchasing, 1,750,000 common shares at $0.02 and 133,333 common shares, 250,000 common shares and 1,389,889 common shares at $0.03. These options were granted in fiscal 2012. These shares were issued in June, 2013.

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On November 20, 2012, the Company’s subsidiary SoFit Mobile Inc. was served a statement of claim by a human resources placement agency.  The claim is for unpaid invoices dated September 4, 2012 in the amount of $39,550. This amount has been fully recorded in accounts payable on the balance sheet.  On July 10, 2013, the Company and the other party reached a settlement in which $20,000 will be paid in cash in installments over a five week period and the remaining $19,550 will be settled with the issuance of 1,000,000 shares.

SoFit is a social gaming company that has developed software to empower individuals to track, train and compete through its platform. Registered users can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. SoFit products include integrated mobile applications and complementary wireless devices that enable connectivity to the SoFit platform.

SoFit was developed to add gamification elements to the fitness industry by enabling individuals to virtually connect around the world to train and compete in both post and real-time. SoFit also provides the opportunity for organizations, marathons and other charitable events to host globally virtualized events by connecting participants to interact through the SoFit platform. Using SoFit, organizations are no longer constrained by the conventional nature of fundraising through locally hosted events. Going forward, the SoFit charity and event functionality plans to allow users to raise funds for a charity of their choice by remotely competing in athletic events from anywhere around the world in real-time.

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

On June 6, 2013, SoFit released Version 2.0 of its mobile application.  Version 2.0 features a number of key updates. Users can now walk, run and bike; challenge friends to beat their respective activity times; and participate remotely in global challenges, including races and charity events such as Augie’s Quest to Cure ALS Challenge.

Employees

As of the date of this report, the Company has 11 employees, including our current officers and independent contractors.

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

RISKS RELATED TO OUR BUSINESS

Company’s ability to continue as a going concern is dependent on the ability to further implement its business plan, raise capital, and generate revenues.

The time required for the Company to become profitable from operations is highly uncertain, and the Company cannot assure you that it will achieve or sustain operating profitability or generate sufficient cash flow to meet its planned capital expenditures. If required, the Company’s ability to obtain additional financing from other sources also depends on many factors beyond its control, including the state of the capital markets and the prospects for its business. The necessary additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of its common stock.

The Company cannot assure that it will generate sufficient cash flow from operations or obtain additional financing to meet its obligations. Should any of these events not occur, its financial condition will be adversely affected.

Company’s new line of business has a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history or regular sales as of yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	competition;
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage expanding operations;
●	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind their purchase of the securities if they so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

We incur costs associated with SEC reporting compliance.

We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorney’s fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $18,000 per month. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. While we believe that our internal controls are adequate for our current level of operations, we believe that we may need to employ additional accounting staff as our operations ramp up. We have appointed an outside director as Audit Chair, however there is no guarantee that actions undertaken by the Audit Committee will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

The Company’s business is particularly dependent on the market for mobile fitness products.

A growth in the demand for mobile fitness products will be essential to the expansion of the Company’s business. Results of operations may be adversely affected by decreases in the general level of economic activity and the demand for mobile fitness products and socially disruptive technologies. Decreases in consumer spending that may result from the current global economic downturn may weaken demand for the Company’s products.

The market for mobile fitness products is relatively new and emerging. If the market develops more slowly or differently than the Company expects, the business, growth prospects and financial condition would be adversely affected.

The market for mobile fitness products is relatively new and many may not achieve or sustain high levels of demand and market acceptance. The can be no assurance that mobile fitness products will become widely adopted, or the market for the Company’s products develop as expected. If the market for mobile fitness products develops more slowly, or differently than expected, the business, growth prospects and financial condition would be adversely affected. In addition, if the Company fails to successfully market, brand and bring the products to market, the business could face material adverse effects.

The Company’s products and services are based on new and unproved technologies and are subject to the risks of failure inherent in the development of new products and services.

Because our mobile application products and services are and will be based on new technologies, they are subject to risks of failure that are particular to new technologies, including the possibility that:

●	our new approaches will not result in any products or services that gain market acceptance;
●	our products and services may unfavorably interact with other types of commonly used applications and services, this restricting the circumstances in which they may be used;
●	proprietary rights of third parties may preclude us from marketing a new product or service; or
●	third parties may market superior or more cost-efficient products or services.

As a result, the Company’s activities may not result in any commercially viable products or services, which would harm our sales, revenue and financial condition.

The Company’s market is subject to rapid technological change and, to compete, we must continually enhance our products and services.

The Company must continue to enhance and improve the performance, functionality and reliability of our products and services. The software and electronic commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. Since the launch of SoFit, we have discovered that some of our customers desire and would benefit from additional performance, different functionality and increased intuitiveness in regards to the user experience which are not currently offered by our products. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

The Company may face intense competition and expects competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

There are many companies who will compete directly with our products and services. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.  Additionally, there are not significant barriers to entry in our industry and new companies and/or products may be created that will compete with us and other, more established companies who do not now directly compete with us, may choose to enter our markets and compete with us in the future.

The market for the Company’s products is very competitive and subject to rapid technological change. There can be no assurance that the Company will be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer requirements. The mobile health and fitness industry competes with respect to brand recognition, brand loyalty, product quality, customer service, functionality, utility and price. Market disruption will be caused when new products or brands are able to differentiate from the market. Failure to maintain and enhance the Company’s competitive position could materially adversely affect the business and prospects.

The Company is dependent on its Directors to manage and operate the business.

The Company manages its capital structure and makes adjustments to it, based on the funds available to the Company, in order to maintain its daily operations. The Board of Directors does not establish quantitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain the future development of the business. In part, the Company’s success is largely dependent on the continued service of the members of the management team, who are critical in establishing corporate strategies, focus and future growth. The Company’s success will depend on the ability to attract and retain a qualified and competent management team in order to manage operations. Therefore, the Company’s operations may be severely disrupted, and may incur additional expenses to recruit and retain new officers. In addition, if any of the Company’s executives join a competitor or forms a competing business, the Company may lose existing customers.

The Company may not be able to adequately protect or enforce our proprietary technologies, and our competitors may be able to offer similar products and services that could harm our competitive advantage.

The Company’s success depends upon our proprietary technologies, particularly the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and other product rights. The Company strives to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. The Company relies primarily on service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, the Company enters into non-disclosure agreements with our employees, consultants and business prospects in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others. Despite these precautions, third parties could infringe on our brand and copy or otherwise obtain and use our technology without authorization, or develop similar technology independently.

We do not own any patents or trademarks on our technologies or brands, however the Company has filed trademark applications in the U.S. and Canada. There can be no assurance that the company will be successful in its registration efforts, and until such time (if ever) the Company is at risk of third parties infringing on our brand. In addition, there can be no assurance that the protection of or proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our products and services, or design around any intellectual property rights we may hold in the future.

The Company is seeking to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”), was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

The Company may become subject to governmental regulation and legal uncertainties that could reduce demand for the Company’s products and services or increase the cost of doing business, thereby adversely affecting the Company’s financial results.

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of mobile applications, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to mobile applications covering issues such as:

●	user privacy;
●	taxation;
●	right to access personal data;
●	copyrights;
●	distribution; and
●	characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to mobile applications is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of mobile applications and related technologies. As a result, they do not contemplate or address the unique issues raised by mobile applications and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Fluctuations in the value of foreign currencies could result in increased costs and operating expenses which could adversely affect our business.

For our projected international operations, the local currency will be designated as the functional currency. Accordingly, assets and liabilities must be translated into U.S. Dollars at year-end exchange rates, and revenues and expenses will be translated at average exchange rates prevailing during the year.  Fluctuations in the value of other currencies in which we may generate revenues or incur costs may be difficult to predict and could cause us to incur currency exchange losses.  Receivables and liabilities in currencies other than the functional currency could also move adversely to us from the date of accrual by us to the date of actual settlement of receivables or liabilities in a currency other than the functional currency. A disparity between the accrual and settlement amounts due to currency exchange costs could have a material adverse affect on our business. We cannot predict the effect of exchange rate fluctuations on our future operating results.  Future fluctuations in currency exchange rates could materially and adversely affect our business.

Certain governments with whom we may do business may impose restrictions over the conversion of their currencies into U.S. dollars or other foreign currencies.  There can be no assurance that we will be able to convert foreign revenues into U.S. dollars for repatriation and this may adversely affect our business.

If the Company is no longer able to distribute our applications through the Apple App Store and/or Google Play, it may have a material adverse effect on the Company.

The Company currently distributes its applications through a limited number of online stores that compete in a highly monopolized and self-regulated market. The Company is substantially dependent on both the Apple App Store and Google Play to distribute/sell its applications and products. If either marketplace that the Company currently relies upon to distribute its products were to shut down, in part or in whole, or the Company was prevented from distributing its products through its current means, the Company could experience significant disruptions in its services that may negatively impact the Company. The Apple App Store, owned by Apple Inc., is the only marketplace whereby customers can access “Apple Approved” applications and content. Google Play, owned by Google Inc., is the largest global marketplace for Android applications, an open source platform. Changes in business conditions, wars, governmental changes and other factors beyond the Company’s control which are not presently anticipated, could affect Apple App Store and/or Google Play’s ability to meet the Company’s needs. In the event that the Company is no longer able to distribute/sell its applications and products through an online marketplace, it would likely have a material adverse on our business, prospects, results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our common stock will be listed for trading. Therefore, investors may be unable to liquidate their investments in our common stock.

The Company’s securities are currently is listed for trading on the OTC Pink Sheets under the symbol "IAGM." The market for the Company’s common stock has been sporadic and there have been long periods during which there were few, if any, transactions in the common stock and no reported quotations. The Company’s offerings have only been available to accredited investors. The Company's stock has not been approved for trading on any exchange and the Company has not contacted any market makers about applying on behalf of the Company. Therefore, there has not been any established trading market for our common stock and there is currently no market for our securities. Even if we are ultimately approved for trading on an exchange, there can be no assurance as to the prices at which our common stock will trade if a trading market develops. Until an orderly market develops, (if ever) in our common stock, or that a regular trading market can be sustained, there can be no assurance that investors will be able to liquidate their investments.

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

The Company has no agreement with any securities broker or dealer that is a member of the National Association of Securities Dealers, Inc., to act as a market maker for the Company’s securities.

Should the Company fail to obtain one or more market makers for the Company’s securities, the trading level and price of the Company’s securities will be materially and adversely affected. Should the Company happen to obtain only one market maker for the Company’s securities, the market maker would in effect dominate and control the market for such securities.

A significant percent of the Company’s common stock is owned by insiders of the Company.

Of the currently issued and outstanding shares of common stock of the Company, approximately 66,929,420 shares (approximately 36.3% of the total number of shares outstanding) are owned by, or are under the direct or indirect control of Company insiders. That number of shares is enough to dominate and control the price and trading volume in the Company’s securities. Because those shares are controlled by such a limited number of persons, selling decisions can be expected to have a substantial impact upon (or “overhang” over) the market, if any, for the common stock. Any sale of a large number of shares over a short period of time could significantly depress the market price of the common stock.

Additional stock issuances by the Company may dilute investor’s ownership in the Company’s common stock, which could be materially adverse to the value of our common stock.

The board of directors of the Company has authority to issue authorized but un-issued common stock without the consent or vote of the stockholders of the Company. The issuance of these shares may dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.  The Company may sell shares of common stock to raise funds to support the Company’s plan of operation. The Company also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 110 Yonge Street, Suite 1602, Toronto, Ontario, Canada, M5C 1T4 (tel. 416-727-6326).  The Company does not have a formal agreement for the use of these facilities.  As of November 1, 2012, the Company accrues $2,500 per month for rent payable to a related party by virtue of a common officer and director.

ITEM 3.  LEGAL PROCEEDINGS

On November 20, 2012, the Company’s subsidiary SoFit Mobile Inc. was served a statement of claim by a human resources placement agency.  The claim is for unpaid invoices dated September 4, 2012 in the amount of $39,550. This amount has been fully recorded in accounts payable on the balance sheet.  On July 10, 2013, the Company and the other party reached a settlement in which $20,000 will be paid in cash in installments over a five week period and the remaining $19,550 will be settled with the issuance of 1,000,000 shares.

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

2011 FISCAL YEAR:

	High	Low

1st Quarter	0.03	0.01
2nd Quarter	0.01	0.00
3rd Quarter	0.01	0.00
4th Quarter	0.03	0.00

2012 FISCAL YEAR:

	High	Low

1st Quarter	0.02	0.02
2nd Quarter	0.02	0.00
3rd Quarter	0.07	0.01
4th Quarter	0.05	0.00

At July 8, 2013, the closing bid price of our Common Stock was $0.01 per share.

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

(a)  As of September 30, 2012, there were 149 stockholders of record of our common stock, including 81 beneficial holders.

(b)   The Company did not pay any dividends on its Common Stock during the two years ended September 30, 2012 and September 30, 2011.  Pursuant to the laws of the State of Nevada, a corporation may not issue a distribution if, after giving its effect, the corporation would not be able to pay its debts as they became due in the usual course of business, or such corporation's total assets would be less than the sum of their total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.  As a result, management does not foresee that we will have the ability to pay a dividend on our Common Stock in the near future.  See "Part II, Item 8, Financial Statements."

(c)  At a meeting held on July 14, 2008, the shareholders approved an Incentive Stock Option Plan which would allow the Company to grant up to 7,500,000 incentive stock options to directors and employees at the board of directors’ discretion.

During the year ended September 30, 2012, the Company issued 6,750,000 stock options exercisable at $0.02, 1,388,889 stock options exercisable at $0.03 and 60,000 stock options exercisable at $0.05 to consultants of the Company.  During the year, 1,750,000 options were exercised at $0.02 and 1,388,889 options were exercised at $0.03.  The shares remain unissued at the filing of these financial statements.  All other unexercised stock options issued during the year expired at September 30, 2012.

(d)  During fiscal 2012, the Company issued warrants to acquire 949,997 common shares.  The warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one common share of the Company and one half purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at a price of $0.10 per share. The warrants expire 180 days from date of execution of the subscription agreement or 45 days from the first day of trading upon which the Company’s listed shares trade at $0.15 per share or greater for 10 consecutive trading days.

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

Overview

On October 3, 2011, the Company merged with SoFit, a Company existing under the laws of Ontario. In connection with the Merger, the Company and SoFit entered into a Deferred Share Issuance Agreement dated October 3, 2011 whereby the parties agreed to defer the issuance of the 77,800,000 fully paid common shares of the Registrant. It was agreed the shares would be issued to the SoFit Vendors from treasury no longer than 270 calendar days after closing.

Immediately prior to the completion of the Merger, the Registrant had 67,868,234 shares of common stock outstanding. As a result of the Merger, SoFit merged into the Company to become a subsidiary of the Registrant. Following the Merger, the Registrant had 145,668,234 shares of common stock outstanding which is inclusive of the 77,800,000 unissued common shares of the Registrant pursuant to the Deferred Share Issuance Agreement dated October 3, 2011.

For financial purposes, the Merger represents a capital transaction of SoFit or a “reverse merger” rather than a business combination, because the sellers of SoFit effectively controlled the combined company immediately following the completion of the Merger. As such, SoFit is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is being treated as a recapitalization of SoFit’s capital structure. Accordingly, the assets and liabilities and the historical operations that are reflected in IAG’s ongoing financial statements are those of SoFit and will be recorded at the historical cost basis of SoFit. IAG’s assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of SoFit after consummation of the Merger. IAG's historic capital accounts are retroactively adjusted to reflect the equivalent number of shares issued by IAG in the Merger while SoFit’s historical retained earnings are carried forward. The historical financial statements of IAG before the Merger will be replaced with the historical financial statements of SoFit before the Merger in this and all future filings with the SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

SoFit is a social gaming company that has developed software to empower individuals to track, train and compete through its platform. Registered users can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. SoFit products include integrated mobile applications and complementary wireless devices that enable connectivity to the SoFit platform.

SoFit was launched in July of 2012 and is available for mobile users to download on the Apple App Store and Google Play. SoFit’s first charitable event, Walk A Mile, was hosted in conjunction with the U.S. State Department and the International Olympic Truce Committee at the 2012 Olympic Games; a campaign that fell under Secretary of State Clinton’s 2012 Hours Against Hate Initiative.

On June 6, 2013, SoFit released Version 2.0 of its mobile application.  Version 2.0 features a number of key updates. Users can now walk, run and bike; challenge friends to beat their respective activity times; and participate remotely in global challenges, including races and charity events such as Augie’s Quest to Cure ALS Challenge.

RESULTS OF OPERATION

Revenues

From the date of inception (January 22, 2010) to September 30, 2012, the Company did not generate any revenues.

Expenses

During the year ended September 30, 2012 the Company incurred general and administrative expense of $311,672, related party management fees of $225,347, consulting fees of $268,677, director fees of $110,500, research and development expense of $455,455 and depreciation expense of $549.  During the year ended September 30, 2011 the Company incurred general and administrative expense of $10,551 and research and development expense of $13,537.  The increase in expenses is attributable to the hiring of consultants and employees, new agreements with directors, development of the Company’s mobile application that was brought to market in July and other general and administrative expenses incurred to support the research, development, marketing and launch of the mobile application.

During the period from inception, (January 22, 2010) through September 30, 2012, the Company incurred the following expenses: general and administrative of $322,223; related party management fees of $225,347; consulting fees of $268,677; director fees of $110,500; research and development fees of $468,992; and depreciation of $549.

During the year ended September 30, 2012, the Company incurred a loss on acquisition of $875,541 as a result of the reverse merger closed on October 3, 2011, see Note 3 of the financial statements for more information.

The Company had a foreign currency gain of $5,666 during the year ended September 30, 2012 compared to Nil for the year ended September 30, 2011 and $5,666 for the period from inception to September 30, 2012.

During the year ended September 30, 2012 the Company recorded a net loss of $2,242,075, including a loss of $231,512 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming at September 30, 2012 was $2,010,563.  The net loss for the year ended September 30, 2011 was $24,088.  The increased loss is the result of an increase in expenses across the board as discussed above, the largest increase in expenses relate to the development of the mobile application as well as the loss on acquisition related to the reverse merger.

The Company also incurred a foreign exchange translation adjustment for the period of negative $27,626 netting a comprehensive loss of $2,269,701 for the year ended September 30, 2012, of which $2,032,692 is attributable to InterAmrican Gaming.  The foreign exchange translation adjustment at September 30, 2011 was negative $933 netting a comprehensive loss of $25,021 for that period.

During the period from inception (January 22, 2010) through September 30, 2012, the Company recorded a net loss of $2,266,163 including a loss of $231,512 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming for the period from inception to September 30, 2012 was $2,034,651.  The Company also incurred a foreign exchange translation adjustment for the period from inception to September 30, 2012 of negative $28,559, netting a comprehensive loss of $2,294,722 for the period of which $2,057,713 is attributable to InterAmerican Gaming.

The net loss per share for the period ended September 30, 2012 was $0.012 compared to $0.025 at September 30, 2011.

Liquidity and Capital Resources

As at September 30, 2012, the Company had total current assets of $76,696 consisting of $4,559 of deposits and an HST receivable of $72,137 compared to current assets of $ 21,267 at September 30, 2011 consisting of an HST receivable of $1,452 and amounts due from related parties of $19,815.  The increase in current assets is the result of a legal retainer paid as well as an increase in expenses which resulted in an increase of the receivable for the refund of the tax the Company has paid on its goods and services.

As at September 30, 2012, the Company had a total long term assets of property and equipment of $7,056 compared to long term assets of Nil at September 30, 2011.  Property and equipment consist of computer hardware; the accumulated depreciation of the computer hardware at September 30, 2012 was $549.

Total liabilities of the Company at September 30, 2012 were $964,283 consisting of a bank overdraft of $2,739, accounts payable of $616,914 and due to related parties of $344,630.  Total liabilities at September 30, 2011 were $8,642 consisting of $3 in bank overdraft and accounts payable of $8,639.

At September 30, 2012 the company had a working capital deficiency of $887,587 and an accumulated deficit of $2,034,651 compared to working capital of $12,625 and an accumulated deficit of $24,088 at September 30, 2011.

Net cash flow from operating activities

From the date of inception to September 30, 2012, the Company used $541,533 in operating activities to fund administrative and research and development activities.  Of this amount, $524,632 was used during the year ended September 30, 2012 and $16,901 was used in September 30, 2011.

Net cash flow from investing activities

Net cash used in investing activities from the date of inception to September 30, 2012 was $7,618.  This amount is entirely attributable to the year ended September 30, 2012 and is the result of the purchase of computer hardware.

Net cash flow from financing activities

Net cash provided by financing activities for the period from date of inception to September 30, 2012 was $577,728; this was primarily provided by proceeds received from the issuance of shares but also included advances from related parties, bank overdraft and the proceeds from the purchase of shares that have not yet been issued, $559,863 of this amount is attributable to the year ended September 30, 2012.  The remainder of the amount can be attributed to the year ended September 30, 2011 and consists of proceeds from the issuance of shares partially offset by an advance to a related party.

Satisfaction of Our Cash Obligations for the Next 12 Months

Based on the Company’s current monthly expenses, cash and cash equivalents on hand at September 30, 2012 was not sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations. The Company completed private placements in fiscal 2013 and intends to continue to raise additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2012, the amounts due to related parties were $344,630. During the year ended September 30, 2012, the Company expensed $220,000 as consulting fee payable to three directors of the Company and expensed $8,000 to consulting fee payable to one individual who is related to a director of the Company.

During the year the Company issued 2,000,000 shares to settle $127,866 in consulting and director fees owing to related parties.

During the year ended September 30, 2012, a director of the Company advanced company $25,000 to the Company to assist in the payment of audit fees associated with bringing the Company’s filings current.  The loan does not have any set repayment terms.

Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 169,944,901 and 1,000,000 shares are issued and outstanding as of September 30, 2012 and 2011, respectively.

On May 9, 2012, in connection with the reverse merger transaction, the Company issued 77,800,000 shares of its common stock in exchange for 800,991 shares of SoFit Mobile.  See discussion in Note 3 “Reverse Merger Transaction and Accounting”.

During the twelve months ended September 30, 2012 and 2011, the company issued 168,944,901 and 63,243 shares of its common stock, respectively.

During fiscal 2012, the Company issued warrants to acquire 949,997 common shares.  The warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one common share of the Company and one half purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at a price of $0.10 per share. The warrants expire 180 days from date of execution of the subscription agreement or 45 days from the first day of trading upon which the Company’s listed shares trade at $0.15 per share or greater for 10 consecutive trading days.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of September 30, 2011.

During the year ended September 30, 2012, the Company issued 6,750,000 stock options exercisable at $0.02, 1,388,889 stock options exercisable at $0.03 and 60,000 stock options exercisable at $0.05 to consultants of the Company.  During the year, 1,750,000 options were exercised at $0.02 and 1,388,889 options were exercised at $0.03.  The shares were issued on June 25, 2013.  All unexercised stock options issued during the year expired at September 30, 2012.

Shares to be Issued
At September 30, 2012, the Company has $750,938 in unissued share liability consisting of the following:

●
The Company received $84,000 in cash for the purchase of 2,799,999 common shares at $0.03, including warrants to purchase 949,997 shares, 1,966,666 of the shares were issued on April 2, 2013.  The transaction with one shareholder consisting of the 833,333 remaining shares was reversed and $25,000 was refunded in December 2012.

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued.
●	The Company settled $39,586 in consultant fees payable to unrelated parties with 1,798,042 shares of which 1,495,710 were at $0.02 and 302,332 were at $0.03, shares to be issued.
●	The Company settled $119,692 in consultant and director fees owing to related parties with 5,995,000 shares at $0.02 shares to be issued.
●
The Company settled $80,891 in consultant fees with the exercise of options for a total issuance of 3,523,222 common shares, the exercise price for the issuance of 1,750,000 of these shares was at $0.02 and the price for the remaining 1,773,222 shares was at $0.03. These shares were all issued in June 2013.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the “Notes to Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

Development Stage Company

The Company complies with the FASB Accounting Standards Codification (ASC) Topic 915 Development Stage Entities and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its three wholly-owned subsidiaries SoFit Mobile Inc., 6584292 Canada, Inc. and InterAmerican Operations, Inc.  6584292 Canada, Inc. and SoFit Mobile Inc. are incorporated under the laws of the Province of Ontario, Canada, 6584292 Canada, Inc is inactive.  InterAmerican Gaming, Inc. and InterAmerican Operations, Inc. are incorporated under the laws of Nevada.  All inter-company transactions have been eliminated.

Foreign Currency Translation

The Company maintains its books and records in Canadian Dollars and the Company’s consolidated financial statements are converted to U.S. Dollars. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the reporting period. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2012	September 30, 2011
Period-end CAD-USD exchange rate	$1.0171	$0.9540
Average Period CAD-USD exchange rate	$0.9927	$1.0135

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.

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

Research and Development Cost

Expenditure on research activities, undertaken with the prospect of gaining new technical knowledge and understanding, is recognised in the income statement when it is incurred.

Expenditure on development activities, where research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalised if the product or process is technically and commercially feasible. The expenditure capitalised includes the cost of materials and direct labour. Other development expenditure is recognised in the income statement as an expense is incurred. Capitalised development expenditure is stated at cost less accumulated amortisation and impairment losses.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, sundry assets, due to and due from related parties, bank overdraft and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

Going Concern

The consolidated financial statements included in our filings have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of our company as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to further implement its business plan, raise capital, and generate revenues. Management recognizes that it must generate additional resources and that it must successfully implement its business plan and achieves profitable operations. The Company cannot assure that it will be successful in any of these activities. Should any of these events not occur, its financial condition will be adversely affected.

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

Inflation

Although our operations are influenced by general economic conditions, the Company does not believe that inflation had a material effect on our results of operations during our fiscal year ended September 30, 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.  FINANCIAL STATEMENT

InterAmerican Gaming Inc.
(A Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as at September 30, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended September 30, 2012 and 2011 and for the period since inception (January 22, 2010) through September 30, 2012	F-4

Consolidated Statement of Changes in Shareholders’ Equity since inception (January 22, 2010) through September 30, 2012	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011 and for the period since inception (January 22, 2010) through September 30, 2012	F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of InterAmerican Gaming Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  InterAmerican  Gaming  Inc.  as  of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2012, and for the period since inception  (January  22,  2010)  through  September  30,  2012.  InterAmerican  Gaming  Inc.’s  management  is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterAmerican Gaming Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2012, and for the period since inception (January 22, 2010) through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  consolidated  financial  statements  have  been  prepared  assuming  that  the  Company  will continue as a going concern. As discussed in Note 1 to the consolidated financial statements,  these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
July 16, 2013

InterAmerican Gaming Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2012	September 30, 2011
ASSETS
Current assets
Deposits	$4,559	$-
HST receivable	72,137	1,452
Due from related parties (Note 4)	-	19,815
Total current assets	76,696	21,267

Property and equipment (Note 6)	7,056	-
Total assets	$83,752	$21,267

LIABILITIES
Current liabilities
Bank overdraft	$2,739	$3
Accounts payable	616,914	8,639
Due to related parties (Note 4)	344,630	-
Total current liabilities	964,283	8,642
Total liabilities	964,283	8,642

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $0.00001 par value, 200,000,000 shares authorized, 169,944,901 shares issued and outstanding (September 30, 2011: 1,000,000) (Note 8)	1,699	10
Additional paid-in capital	664,066	38,515
Shares to be issued (Note 7)	750,938
Subscription receivable	-	(879)
Deficit accumulated during the development stage	(2,034,651)	(24,088)
Accumulated other comprehensive (loss)	(28,559)	(933)
Total InterAmerican stockholders’(deficit) equity	(646,507)	12,625
Non-controlling interest	(234,024)	-
Total (deficit) equity	(880,531)	12,625
Total liabilities and (deficit) equity	$83,752	$21,267

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

InterAmerican Gaming Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Year ended September 30, 2012	Year ended September 30, 2011	Period from inception (January 22, 2010) through September 30, 2012

Revenues	$-	$-	$-

Expenses
General and administrative	311,672	10,551	322,223
Management fees-related party	225,347	-	225,347
Consulting fees	268,677	-	268,677
Director fees	110,500	-	110,500
Research and Development (Note 5)	455,455	13,537	468,992
Depreciation	549	-	549
Loss on acquisition (Note 3)	875,541	-	875,541
Total Expenses	2,247,741	24,088	2,271,829

Net (loss) before other income	(2,247,741)	24,088	(2,271,829)

Other income:
Foreign currency gain	5,666	-	5,666
Total other income	5,666	-	5,666

(Loss) Income Before Income Taxes	(2,242,075)	(24,088)	(2,266,163)
Provision for income taxes (Note 10)	-	-	-
Net (loss)	(2,242,075)	$(24,088)	$(2,266,163)
Net (loss) attributable to non-controlling interest	(231,512)	-	(231,512)
Net (Loss) attributable to InterAmerican	$(2,010,563)	$(24,088)	$(2,034,651)

Net Loss per share, basic and diluted	$(0.012)	$(0.025)

Weighted Average Number of Common Shares Outstanding During the Year – basic and diluted	167,376,357	953,218

Comprehensive (Loss):
Net (Loss)	$(2,242,075)	$(24,088)	$(2,266,163)
Foreign exchange translation adjustment for the period	(27,626)	(933)	(28,559)
Comprehensive (loss)	(2,269,701)	(25,021)	(2,294,722)
Comprehensive (loss) attributable to non-controlling interest	(237,009)	-	(237,009)
Comprehensive (Loss) attributable to InterAmerican	$(2,032,692)	$(25,021)	$(2,057,713)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

InterAmerican Gaming Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
Since Inception (January 22, 2010) through September 30, 2011

	Number of Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Non-controlling Interest	Total Equity

Balance, January 22, 2010 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares at $0.001 per share for subscription receivable, February 2010	936,757	9	870	(879)	-	-	-	-

Balance, September 30, 2010	936,757	$9	$870	$(879)	$-	$-	$-	$-

Issuance of shares at $0.585 for cash, June 2011	63,243	1	37,645	-	-	-	-	37,646

Foreign currency translation (loss)	-	-	-	-	-	(933)	-	(933)

Net loss for the year	-	-	-	-	(24,088)	-	-	(24,088)

Balance, September 30, 2011	1,000,000	$10	$38,515	$(879)	$(24,088)	$(933)	$-	$12,625

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

InterAmerican Gaming Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
September 30, 2011 through September 30, 2012

	Number of Shares	Amount	Additional Paid-In Capital	Shares to be Issued	Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Non-controlling Interest	Total Equity

Balance, September 30, 2011	1,000,000	$10	$38,515	$-	$(879)	$(24,088)	$(933)	$-	$12,625

Effect of reverse acquisition, October 3, 2011, shares issued May 2012	144,668,234	1,446	1,744	-	-	-	-	(2,512)	678

Shares issued for settlement of related party fees, May 2012	2,000,000	20	127,846	-	-	-	-	-	127,866

Shares issued at $0.006 for settlement of consulting fees, May 2012	500,000	5	2,995	-	-	-	-	-	3,000

Shares issued for cash at $0.02 May 2012	13,360,000	134	229,266	-	-	-	-	-	229,400

Shares issued for settlement of consulting fees, June 2012	150,000	1	4,499	-	-	-	-	-	4,500

Shares issued for cash at $0.01, June 2012	200,000	2	1,998	-	-	-	-	-	2,000

Shares issued for cash at $0.02, June 2012	2,250,000	23	44,977	-	-	-	-	-	45,000

for cash at $0.03, June 2012	5,816,667	58	174,442	-	-	-	-	--	174,500

Settlement with a related party-forgiveness of debt	-	-	31,678		-	-	-	-	31,678

Shares to be issued for settlement with a related party				457,875					457,875

Share Subscription received	-	-	-	-	879	-	-	-	879

Shares to be issued for cash received at $0.03	-	-	-	52,894	-	-	-	-	52,894

Warrants issued pursuant to private placement at $0.03	-	-	6,106	-	-	-	-	-	6,106

Shares to be issued for settlement of consulting fees with unrelated parties at $0.02	-	-	-	30,456	-	-	-	-	30,456

Shares to be issued for settlement of consulting fees with unrelated parties at $0.03	-	-	-	9,130	-	-	-	-	9,130

Shares to be issued for settlement of consulting and director fees with related parties at $0.02	-	-	-	119,692	-	-	-	-	119,692

Shares to be issued for stock options exercised	-	-	-	80,891	-	-	-	-	80,891

Foreign currency translation	-	-	-	-	-	-	(27,626)	-	(27,626)

Net (loss) attributable to non-controlling interest	-	-	-	-	-	-	-	(231,512)	(231,512)

Net (loss) attributable to InterAmerican	-	-	-	-	-	(2,010,563)	-	-	(2,010,563)

Balance, September 30, 2012	169,944,901	$1,699	$664,066	$750,938	$-	$(2,034,651)	$(28,559)	$(234,024)	$(880,531)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

SoFit Mobile Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the year ended September 30, 2012	Period from Inception (January 22, 1010) through September 30, 2011	Period from Inception (January 22, 1010) through September 30, 2012
Operating activities
Net (loss)	$(2,242,075)	$(24,088)	$(2,266,163)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	549	-	549
Loss on acquisition	875,541	-	875,541
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	500,819	8,639	509,458
Increase (decrease) in related party payables	415,778	-	415,778
Increase (decrease) in deposits	(4,559)	-	(4,559)
Increase (decrease) in HST receivable	(70,685)	(1,452)	(72,137)
Net cash (used in) operating activities	(524,632)	(16,901)	(541,533)

Investing activities
Property and equipment	(7,618)	-	(7,618)
Net cash (used in)investing activities	(7,618)	-	(7,618)

Financing activities
Bank overdraft	2,736	3	2,739
Advances from related parties	47,227	(19,784)	27,443
Proceeds from stock subscriptions	59,000	-	59,000
Proceeds from issuance of shares	450,900	37,646	488,546
Net cash provided by financing activities	559,863	17,865	577,728

Effect of foreign exchange (loss)	(27,613)	(933)	(28,546)

Increase in cash and cash equivalents	-	31	31

Cash and cash equivalents, beginning of year	-	(31)	(31)

Cash and cash equivalents, end of year	$-	$-	$-

Supplemental Information
Interest paid	-	-	-
Income tax paid	-	-	-

Non cash activities:

During the twelve months ended September 30, 2012 the Company:

●	issued 77,800,000 of the Company’s common shares valued at $240,000 as a result of the reverse merger;
●	issued 2,000,000 shares to settle $127,866 in consulting and director fees owed to current and former related parties;
●	issued 500,000 shares to settle $3,000 in consulting fees owed to unrelated parties;
●	issued 150,000 shares to settle $4,500 in consulting fees owed to unrelated parties.
●	settled $457,875 in amounts owing to a related party, 10,000,000 shares to be issued;
●	settled $39,586 in consultant fees payable to unrelated parties, 1,798,042 shares to be issued;
●	settled $119,692 in consultant and director fees owed to related parties, 5,995,000 shares to be issued; and
●	settled $80,891 in consultant fees with the exercise of options, 3,523,222 shares to be issued.

During the twelve months ended September 30, 2011 the Company had no non-cash activities.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

1.        NATURE OF BUSINESS AND GOING CONCERN

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

The acquisition resulted in the former shareholders of KTNA acquiring 93.4% of the outstanding shares of KTI and has been accounted for as a reverse acquisition with KTNA being treated as the accounting parent and KTI, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of KTI included those of KTNA for all periods shown and those of KTI since the date of the reverse acquisition.

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

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

On July 7, 2011, the Company entered into a letter of intent with Baron Group Ventures ("BGV") to acquire an 80.1% interest in SoFit Mobile Inc. (“SoFit”) (formerly NOWPHIT Operations Inc.).

On October 3, 2011, the Company entered into a settlement agreement with DealNet Capital Corp. (“DealNet”), a related party by virtue of common officers and directors, in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities. The 10,000,000 common shares have not yet been issued. The transaction included the forgiveness of debt resulting in a $31,678 charge to equity as DealNet is a related party.

On October 3, 2011, the Company executed a Share Exchange Agreement with SoFit and its shareholders (the “Share Exchange”) pursuant to which the Company purchased 80.1% of SoFit in exchange for 77,800,000 of the Company’s common shares valued at $240,000.

In conjunction with the signing of the Share Exchange, all of the directors and officers of IAG, excluding J. Graham Simmonds, resigned and were replaced by nominees of SoFit. As of October 7, 2011, the Board of Directors of IAG was made up of J. Graham Simmonds, Gary Schwartz, Marc Askenasi and Henry J. Kloepper. Marc Askenasi was also appointed Chief Executive Officer and President, effective as of October 7, 2011.

Officers of the Company are now as follows:

Marc Askenasi	Director, Chief Executive Officer and President
J. Graham Simmonds	Chairman & Interim Chief Financial Officer

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

On October 21, 2011, the Company settled amounts of $130,866 owed to directors, officers and consultants with 2,500,000 common shares.

On January 17, 2012, the Company appointed Gerald Goldberg to its Board of Directors.

On January 30, 2012, NOWPHIT Operations Inc. was renamed to SoFit Mobile Inc., short for Social Fitness, as it was determined to better reflect the business of the Company’s subsidiary.

On September 30, 2012, four consultants of the Company exercised their options, purchasing, 1,750,000 common shares at $0.02 and 133,333 common shares, 250,000 common shares and 1,389,889 common shares at $0.03. These options were granted in fiscal 2012. These shares were issued in June, 2013.

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

Going Concern

The Company is in the development stage as defined by FASB Accounting Standards Codification (“FASB ASC”) subtopic 915-10 Development Stage Entities (“ASC 915-10”). As of the date of these financial statements, the Company has not earned any revenue, has working capital deficit of $887,587 and an accumulated deficit of $2,034,651. For the period from January 22, 2010 (date of inception) through September 30, 2012, the Company has accumulated losses of $2,034,651. Until such time that the Company generates sales, it will continue to operate at a loss. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has been financed by its shareholders and third party lenders to meet its obligations. The Company plans to begin earning revenue in the near future and generate profits to mitigate the above negative indicators.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assumes that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company’s future success is dependent upon its continued ability to raise sufficient capital either through equity financing or the sales of product, not only to finance its operating expenses, but to concentrate on its business activities. The consolidated financial statements do not include any adjustments to the amounts and classifications of the assets and liabilities that would be necessary if the going concern basis was not appropriate.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant:

Development Stage Company

The Company complies with the FASB ASC 915 Development Stage Entities and the Securities and Exchange Commission Act 7 for its characterization of the Company as development stage.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its three subsidiaries, SoFit Mobile Inc., 6584292 Canada, Inc. and InterAmerican Operations, Inc. 6584292 Canada, Inc. and SoFit Mobile Inc. are incorporated under the laws of the Province of Ontario, Canada. 6584292 Canada, Inc is inactive. InterAmerican Gaming, Inc. and InterAmerican Operations, Inc. are incorporated under the laws of Nevada. All inter-company transactions have been eliminated.

Non-controlling interest

Non-controlling interest represents the interests of outside shareholders in the operating results and net assets of SoFit Mobile Inc. The non-controlling interest represents 19.9% of SoFit Mobile Inc.

Foreign Currency Translation

SoFit Mobile Inc.’s functional currency is in Canadian Dollars and it maintains its books and records in Canadian Dollars, the Company’s financial statements are converted to U.S. Dollars. The translation method used is the current rate method. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the reporting period. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	September 30, 2012	September 30, 2011
Period-end CAD-USD exchange rate	$1.0171	$0.9540
Average Period CAD-USD exchange rate	$0.9927	$1.0135

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less and money market accounts to be cash equivalents.

HST Receivable

The Company is required to pay Harmonized Sales Tax ("HST") on the goods and services provided by its suppliers.  This is a value added tax that is refunded back to the Company by the Government of Canada.  The Company currently has a large receivable due as a result of this tax and expects to receive the refund upon the filing of its overdue income tax returns.

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

Advertising Costs

The Company expenses advertising costs as incurred in accordance with FASB ASC 720. During the year ended September 30, 2012 the Company expensed $83,618 as corporate promotions.

Research and Development Cost

In accordance with FASB ASC 985-Software, expenditure on research activities, undertaken with the prospect of gaining new technical knowledge and understanding, is recognized in the income statement when it is incurred.

Expenditure on development activities, where research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized if the product or process is technically and commercially feasible. The expenditure capitalized includes the cost of materials and direct labor. Other development expenditure is recognized in the income statement as an expense is incurred. Capitalized development expenditure is stated at cost less accumulated amortization and impairment losses.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, sundry assets, due to and due from related parties, bank overdraft and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Income Taxes

The Company follows FASB ASC 740-Income Taxes, which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings (loss) per share in accordance with FASB ASC 260-Earnings Per Share. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented if the results would be “anti-dilutive”.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

3.        REVERSE MERGER TRANSACTION AND ACCOUNTING

On October 3, 2011, the Company entered into a Share Exchange Agreement (“Share Exchange”) with SoFit, Wagerphone Inc. (D.B.A: Baron Group Ventures) (“BGV”) and the Shareholders of SoFit (“SoFit Vendors”). On October 3, 2011, the Merger contemplated by the Share Exchange by and among the Registrant, SoFit, BGV and the SoFit Vendors was completed (the “Merger”). As a condition to closing, the Company issued a Secured Promissory Note to SoFit for the aggregate unpaid principal amount of up to U.S. $5,000,000 drawn in tranches of $50,000, due on or before October 3, 2016. Any amount owed at the end of the period is eliminated upon consolidation. In return, the Company received a General Security Agreement from SoFit granting the Company a security interest over all assets of SoFit until the Secured Promissory Note was duly repaid in full.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

In connection with the Merger, the Company and SoFit entered into a Deferred Share Issuance Agreement dated October 3, 2011 whereby the parties agreed to defer the issuance of the 77,800,000 fully paid common shares of the Registrant. It was agreed the shares would be issued to the SoFit Vendors from treasury no longer than 270 calendar days after closing.  The 77,800,000 shares related to this transaction were issued on May 9, 2012.

Immediately prior to the completion of the Merger, the Registrant had 67,868,234 shares of common stock outstanding. As a result of the Merger, SoFit merged into the Company to become a subsidiary of the Registrant. Following the Merger, the Registrant has 145,668,234 shares of common stock outstanding which is inclusive of the 77,800,000 unissued common shares of the Registrant pursuant to the Deferred Share Issuance Agreement dated October 3, 2011.

As a result of the reverse merger, during the year ended September 30, 2012, the Company recorded a loss on acquisition of $875,541. The significant components of the transaction are as follows:

Assets acquired:	$-
Liabilities assumed:	874,862
Common stock retained:	679
Net	$875,541

In conjunction with the Merger, two out of the three directors and officers of IAG, John G. Simmonds (former Director, Chief Executive Officer and President) and Randy Barber (former Director), resigned from the Company, effective as of October 7, 2011. The Company replaced the Board of Directors with nominees of SoFit. Effective as of October 7, 2011, J. Graham Simmonds (a director prior to the merger) was appointed as Chairman of the Board of Directors; Gary Schwartz was appointed as Executive Vice Chairman of the Board of Directors; Marc Askenasi was appointed as Director, Chief Executive Officer and President; and Henry J. Kloepper was appointed as Director. Carrie J. Weiler remained as the Company’s Corporate Secretary.

For financial purposes, the Merger represents a capital transaction of SoFit or a “reverse merger” rather than a business combination, because the sellers of SoFit effectively controlled the combined company immediately following the completion of the Merger. In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations; Reverse Acquisitions, SoFit Mobile was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of SoFit’s capital structure. Accordingly, the assets and liabilities and the historical operations that will be reflected in IAG’s ongoing consolidated financial statements will be those of SoFit and will be recorded at the historical cost basis. IAG’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of SoFit after consummation of the Merger. IAG's historic capital accounts will be retroactively adjusted to reflect the equivalent number of shares issued by IAG in the Merger while SoFit’s historical retained earnings will be carried forward. The historical financial statements of IAG before the Merger will be replaced with the historical financial statements of SoFit before the Merger in all future filings with the SEC. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

4.        Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of September 30, 2012, the amounts due to related parties were $344,630. During the year ended September 30, 2012, the Company expensed $220,000 as consulting fee payable to three directors of the Company and expensed $8,000 to consulting fee payable to one individual who is related to a director of the Company.

During the year the Company issued 2,000,000 shares to settle $127,866 in consulting and director fees owing to related parties.

During the year ended September 30, 2012, a director of the Company advanced company $25,000 to the Company to assist in the payment of audit fees associated with bringing the Company’s filings current. The loan does not have any set repayment terms.

Amounts due (to)/from related parties consisted of:

	September 30, 2012	September 30, 2011

Entities with common directors and /or officers	$(33,775)	$9,272
Loan from director	(25,000)	-
Fees payable to officers and directors	(179,386)	-
Expenses owed to an officer of the Company	(106,469)	10,543
Total	$(344,630)	$19,815

5.        Research and Development

During the year ended September 30, 2012, the Company developed and released a commercialized version of its social gaming mobile application named SoFit. All costs associated with the development of the Application have been fully expensed as per ASC 985-Software.  The Application was brought to market on July 19, 2012 and has since been available to download from both the Apple and Android marketplaces.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

6.        Property and Equipment

Property and equipment consisted of the following at September 30, 2012:

	September 30, 2012				September 30, 2011
	Cost	Accumulated Depreciation	Foreign Currency Translation	Net	Net
Computer hardware	$7,618	$(549)	$(13)	$7,056	$-

Total	$7,618	$(549)	$(13)	$7,056	$-

7.        Shares to be Issued

At September 30, 2012, the Company has $750,938 in unissued share liability consisting of the following:

●
The Company received $84,000 in cash for the purchase of 2,799,999 common shares at $0.03, including warrants to purchase 949,997 shares, 1,966,666 of the shares were issued on April 2, 2013. The transaction with one shareholder consisting of the 833,333 remaining shares was reversed and $25,000 was refunded in December 2012.

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued.
●	The Company settled $39,586 in consultant fees payable to unrelated parties with 1,798,042 shares of which 1,495,710 were at $0.02 and 302,332 were at $0.03, shares to be issued.
●	The Company settled $119,692 in consultant and director fees owing to related parties with 5,995,000 shares at $0.02 shares to be issued.
●
The Company settled $80,891 in consultant fees with the exercise of options for a total issuance of 3,523,222 common shares, the exercise price for the issuance of 1,750,000 of these shares was at $0.02 and the price for the remaining 1,773,222 shares was at $0.03. These shares were all issued in June 2013.

8.        Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which 169,944,901 and 1,000,000 shares are issued and outstanding as of September 30, 2012 and 2011, respectively.

On May 9, 2012, in connection with the reverse merger transaction, the Company issued 77,800,000 shares of its common stock in exchange for 800,991 shares of SoFit Mobile. See discussion in Note 3 “Reverse Merger Transaction and Accounting”.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

During the twelve months ended September 30, 2012 and 2011, the company issued 168,944,901 and 63,243 shares of its common stock, respectively.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of September 30, 2011.

During the year ended September 30, 2012, the Company issued 6,750,000 stock options exercisable at $0.02, 1,388,889 stock options exercisable at $0.03 and 60,000 stock options exercisable at $0.05 to consultants of the Company. During the year, 1,750,000 options were exercised at $0.02 and 1,388,889 options were exercised at $0.03. The shares were issued on June 25, 2013. All unexercised stock options issued during the year expired at September 30, 2012.

9.        WARRANTS

During fiscal 2012, the Company issued warrants to acquire 949,997 common shares. The warrants were included in units issued as part of a private placement. Each unit of the private placement was comprised of one common share of the Company and one half purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at a price of $0.10 per share. The warrants expire 180 days from date of execution of the subscription agreement or 45 days from the first day of trading upon which the Company’s listed shares trade at $0.15 per share or greater for 10 consecutive trading days.

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2012:

Exercise Price	Number of Warrants Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number of Warrants Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.10	949,997	0.3	$0.10	949,997	$0.10

The following schedule summarizes the outstanding warrants for fiscal 2012 and 2011:

	2012		2011
	No. of Warrants	WAEP	No. of Warrants	WAEP
Beginning of year	-	$-	-	$-
Issued	949,997	0.10
Expired	-	-	-	-
End of year	949,997	$0.10	-	$-

The fair value of the issued warrants was determined using the Black-Scholes Option Pricing Model, however, no stock based compensation expense was recorded since the warrants were issued as a part of the private placement of common stock.

The fair value of each warrant was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions at the measurement date:

Risk-free interest rate	0.14%
Expected term	180 days
Estimated volatility in the market price of the common shares	141%
Dividend yield	Nil

Option pricing models require the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value of the Company’s stock options

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

10.      Income Taxes

Under FASB ASC 740 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes has been computed as follows:

	2012	2011
Expected income tax expense (recovery) at the statutory rate of 24.5%	$(549,308)	$(4,217)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	1,702	-
Loss on acquisition	214,508
	(333,098)	(4,217)
Changes in valuation allowance	333,098	4,217
Provision for income taxes	$-	$-

The components of deferred income taxes consisted of:

	September 30, 2012	September 30, 2011
Deferred income tax liabilities
Net operating loss carry forwards	$1,223,165	$890,067
Valuation allowance	(1,223,165)	(890,067)
Deferred income taxes	$-	$-

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

As of September 30, 2012, the Company had approximately $6,022,070 of Federal and State net operating loss carryovers available to offset future taxable income. Such carryovers expire through 2030. The Company’s income tax returns are subject to audit by the IRS and the years 2005 to 2012 remain open and subject to examination.

11.      Subsequent Events

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

On November 20, 2012, the Company’s subsidiary SoFit Mobile Inc. was served a statement of claim by a human resources placement agency. The claim is for unpaid invoices dated September 4, 2012 in the amount of $39,550. This amount has been fully recorded in accounts payable on the balance sheet. On July 10. 2013, the Company and the other party reached a settlement in which $20,000 will be paid in cash in installments over a five week period and the remaining $19,550 will be settled with the issuance of 1,000,000 shares.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2012. Based upon, and as of the date of this evaluation.

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

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The following material weaknesses were identified in the Company’s internal control over financial reporting as of September 30, 2012.

●
Management is aware that there was a lack of accounting competency to assess and record complex transactions.  Multiple complex business transactions occurred during and subsequent to the fiscal year ended September 30, 2012 and the Company did not formally assess and document the appropriateness of the accounting treatments.

●
Management is aware that there was a lack of accounting discipline. During the fiscal year ended September 30, 2012, the Company lacked review and reconciliation in many areas of the accounting function.

●
Management is aware that there was a lack of completeness of the general ledger. Certain accounts and activities were manually adjusted on the Company’s consolidated statements and are not recorded in this fashion in their respective subsidiary’s general ledger.

●
Management is aware that there was improper retention of accounting records. The Company did not appropriately retain information and documents related to operations of a subsidiary. The Company encountered delays and difficulties when attempting to obtain audit evidence and performing confirmation procedures for purposes of the September 30, 2012 year end audit.

Management is working to remediate the control deficiencies noted above.  Steps such as hiring a permanent Chief Financial Officer and development of accounting policies and procedures with close collaboration with the audit committee is already under way. Further, the Company is in discussions with an external bookkeeping and financial reporting service provider to establish and maintain appropriate retention and accounting records going forward.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the year ended September 30, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.

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

During the fiscal year ended September 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Company are as follows:

Name	Age	Position
J. Graham Simmonds	39	Chairman of the Board of Directors
Gary Schwartz	48	Executive Vice Chairman of the Board of Directors
Gerald Goldberg	69	Director, Audit and Corporate Governance Committee Chairman
Henry J. Kloepper	63	Director, Compensation Committee Chairman
Marc Askenasi	31	Director
John Ryan	59	Director

Biographical Information Regarding Directors

Graham Simmonds (Chairman of the Board of Directors)

Mr. Simmonds served as a Director prior to the Merger and was elected as Chairman of the Board of Directors on October 7, 2011 and is also currently the Interim Chief Financial Officer. Mr. Simmonds has over 15 years of experience in public company management and business development projects within both the gaming and technology sectors. Mr. Simmonds is licensed and/or registered with a number of horse racing and gaming commissions in the United States and Canada. Mr. Simmonds developed and launched the first in-home digital video horseracing service in North America and is a previous Director and partner in eBet Technologies Inc., a licensed ADW operator and software developer for the online horse racing industry in the United States. He is also the founder, President and CEO of Baymount Incorporated, an innovative wagering products and horseracing properties developer and; Director and CEO of Gilla Inc., an electronic cigarette distributor in North America; and Chairman and CEO of DealNet Capital Corp., a merchant banking company focused on Business Process Outsourcing (BPO) and Consumer Financing.

We believe Mr. Simmonds is well-qualified to serve as the Chairman of the Board of Directors due to his public company experience, operational experience and business contacts.

Gary Schwartz (Executive Vice Chairman of the Board of Directors)

Mr. Schwartz has served as a Director of the Company since October 7, 2011 and is currently the Executive Vice Chairman of the Board of Directors. Mr. Schwartz is the founder, President, and CEO of Impact Mobile, a leader in providing end-to-end mobile marketing technology solutions. Mr. Schwartz founded Impact Mobile in 2002 after having worked in the information technology and telecommunications industries for over 20 years. Over the past 9 years, Mr. Schwartz has played a leadership role in the mobile industry, running the first cross-carrier short code campaign in North America. Mr. Schwartz founded the mobile committee for the Interactive Advertising Bureau (IAB) in 2006 and has worked to publish literature such as the Mobile Buyer’s Guide helping extend the digital buy into mobile – for which he received an IAB award for industry excellence in 2009. In 2007, Mr. Schwartz began work to help establish a joint task force between the Mobile Marketing Association (MMA) and the IAB with the aid of the Media Rating Council (MRC) to develop global, auditable mobile measurement standards. In 2010, Mr. Schwartz was elected as the Chair of Mobile Entertainment Form (MEF) North America with a remit to develop a mobile commerce practice to service brands, retailers and content owners – for which he received a MEF award for industry excellence. In 2011, in partnership with MEF and a number of industry groups including the X9 security standards body, Mr. Schwartz is working to develop m-commerce security and privacy guidelines. Mr. Schwartz is an honors graduate from Columbia University and the Stanford University Center in Tokyo. He is the recipient of the Macromedia People Choice Award as well as the Dodge Foundation award for innovation. Mr. Schwartz is the author of The Impulse Economy: Understanding Mobile Shoppers and What Makes Them Buy.

We believe Mr. Schwartz is well-qualified to serve as Executive Vice Chairman of the Board of Directors due to his mobile industry experience, operational experience and business contacts.

Gerry Goldberg (Director, Audit and Corporate Governance Committee Chairman)

Mr. Goldberg has served as a Director of the Company since January 17, 2012 and is currently the Audit and Corporate Governance Committee Chairman. Mr. Goldberg is currently a partner at Schwartz Levitsky Feldman LLP and is head of SLF’s Public Company group, which specializes in servicing both domestic and foreign companies listed on US and Canadian stock exchanges. Mr. Goldberg has experience in advising/assisting businesses in securing both traditional and innovative forms of financing. He has industry expertise in the service, distribution, retail, high-tech, real estate, not-for-profit and manufacturing sectors, with a strong emphasis on taxation and business advisory services. Prior to joining SLF in 1992, Mr. Goldberg was a partner for over 10 years at Grant Thornton LLP.

We believe Mr. Goldberg is well-qualified to serve as a member of the Board of Directors due to his public company experience as well as his experience in financial reporting for public companies, development of internal corporate controls and procedures, and business contacts.

Henry J. Kloepper (Director and Compensation Committee Chairman)

Mr. Kloepper has served as a Director of the Company since October 7, 2011 and is currently the Compensation Committee Chairman. Mr. Kloepper is a leading financier and has been involved in investment banking and corporate finance for over 30 years. He brings a rounded knowledge of the capital markets, strategic growth, and investments. Mr. Kloepper is currently CEO of Houston Lake Mining Inc. and a Director of Avieya Communications. Mr. Kloepper was previously a Director and President of Mogul Energy International Inc. and has held executive positions with Award Capital, JP Morgan, Citibank, Bank of America, and North American Trust in the US, Canada, and Europe.

We believe Mr. Kloepper is well-qualified to serve as a member of the Board of Directors due to his public company experience, financial markets knowledge and business contacts.

Marc Askenasi (Director, Chief Executive Officer and President)

Mr. Askenasi has served as Director, Chief Executive Officer and President of the Company since October 7, 2011. Mr. Askenasi was the founder, President, and CEO of Function Mobile, an innovative mobile gaming solutions provider with past operations in both North America and Latin America. Founded in 2007, Mr. Askenasi led the development, launch, and strategic direction of Function Mobile’s robust gaming platform. In 2009, Mr. Askenasi orchestrated a successful exit for Function Mobile’s investors. Mr. Askenasi is also the founder of Baron Group Ventures, a corporation that provides consulting and innovate support to the technology sector. In 2010, Mr. Askenasi led all innovation, branding, and product development initiatives for Vital Hub, a technology healthcare company, created in partnership with Mount Sinai Hospital in Toronto, that provides healthcare professionals more efficient access to patient information through mobile applications. Mr. Askenasi graduated with honors from McGill University, where he focused on industrial relations, management, economics, and sociology.

We believe Mr. Askenasi is well-qualified to serve as a member of the Board of Directors due to his experience in product development and his business contacts.

John Ryan (Director)

Mr. Ryan has served as a Director of the Company since October 11, 2012. Mr. Ryan is a professional accountant with over 30 years of management experience in various industries. Mr. Ryan is currently President of Nichange Enterprises Ltd., a company that provides financial consulting services to corporate and individual clients. Mr. Ryan is also President of Spruce Ridge Resources Ltd., CEO of Golden Dory Resources Corp. and CEO of Metalore Resources Ltd. Furthermore, Mr. Ryan serves on the boards of several publicly listed companies.

We believe Mr. Ryan is well-qualified to serve as a member of the Board of Directors due to his public company experience and business contacts.

Board and Committee Meetings

Information concerning the Audit Committee maintained by the Board of Directors is set forth below.

The Board held four meetings during the 2012 fiscal year, including taking action by consent pursuant to the laws of the State of Nevada. Not all directors attended 100% of the Board meetings while serving as such director.

The Company’s Board has three standing committees, Audit Committee, Corporate Governance Committee and Compensation Committee.  The Audit Committee and Corporate Governance Committee consist of Gerald Goldberg, J. Graham Simmonds and Henry J. Kloepper.  The Compensation Committee consists of Henry J. Kloepper, Gerald Goldberg, J. Graham Simmonds and Gary Schwartz.

The Audit Committee held no meetings during fiscal 2012. The Audit Committee, among other things, recommends our independent auditors, reviews our financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

The Compensation Committee was formed in 2012 and held no meetings in fiscal 2012. The Compensation Committee consists of two non-employee directors, Mr. Kloepper and Mr. Goldberg.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Review of Audited Financial Statements

The Audit Committee has reviewed our financial statements for the fiscal year ended September 30, 2012, as audited by EFP Rotenberg, LLP, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with EFP Rotenberg, LLP the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from EFP Rotenberg, LLP required by the Independence Standards Board Standard No. 1 and has discussed with EFP Rotenberg, LLP its independence.

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

AUDIT COMMITTEE

Gerald Goldberg
Henry J. Kloepper
J. Graham Simmonds

Executive Officers

The following table presents information with respect to our current executive officers:.

Name	Age	Position
Marc Askenasi	31	CEO and President
J. Graham Simmonds	39	Interim CFO

Marc Askenasi, Director, CEO and President of the Company. See “Biographical Information Regarding Directors” above for information regarding Mr. Askenasi.

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

Based solely on its review of such forms, all requirements received by us, or written representations from certain reporting persons, we believe that between October 1, 2011 and September 30, 2012, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as our Chief Executive Officer and each of the four most highly-compensated executive officers who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Stock Option Awards ($)	Securities underlying options/ SARS (#)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Marc Askenasi	2012	165,000	0	0	0	0	0	0	8,800	173,800
Chief Executive Officer	2011	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

J. Graham Simmonds	2012	27,500	0	0	0	0	0	0	0	27,500
Interim Chief	2011	0	0	0	0	0	0	0	0	0
Financial Officer	2010	0	0	0	0	0	0	0	0	0

Option Grants in 2012 Fiscal Year

During the year ended September 30, 2012, the Company issued 6,750,000 stock options exercisable at $0.02, 1,388,889 stock options exercisable at $0.03 and 60,000 stock options exercisable at $0.05 to consultants of the Company.  During the year, 1,750,000 options were exercised at $0.02 and 1,388,889 options were exercised at $0.03.  The shares remain unissued at the filing of these financial statements.  All other unexercised stock options issued during the year expired at September 30, 2012.

Compensation of Directors

The Company compensates its directors with a monthly retainer of $1,500. The Chairman of the Board, Executive Vice Chairman and Chair of Audit receive an additional monthly retainer of $1,000 for a total of $2,500 per month.  On April 1, 2012, $47,500 in director fees were settled for 2,375,000 common shares of the Company which have not yet been issued.  All other amounts payable to Directors in fiscal 2012 were accrued and remain outstanding, the amounts are recorded in ‘Due to related parties” on the balance sheet.

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

Compensation Committee Report on Executive Compensation

The Compensation Committee consists of two non-employee directors, Mr. Kloepper and Mr.Goldberg.  The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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
Gerald Goldberg
J. Graham Simmonds
Gary Schwartz

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In 2012, the Company had no securities compensation plan for our officers and directors.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 11, 2013 by (i) each of our directors, (ii) each of our officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by us to be the beneficial owner of more than five percent of our outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner	Shares	Warrants (1)	Total (1)	Percent (1)

Marc Askenasi	52,315,540	0	52,315,540	28.4%
J. Graham Simmonds	1,300,000	0	1,300,000	*
Gerald Goldberg	1,525,000	0	1,525,000	*
Gary Schwartz	7,053,880	0	7,053,880	3.8%
Henry J. Kloepper	1,375,000	0	1,375,000	*
John Ryan	3,360,000		3,360,000	1.8%
All executive officers and directors as a group (6 persons)(2)	66,929,420	0	66,929,420	36.3%

(1)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 184,460,165 shares issued and outstanding as at July 11, 2013, (excluding any shares issuable under options or warrants).

(2)	Officers and Directors as a group include Marc Askenasi, J. Graham Simmonds, Gerald Goldberg, Gary Schwartz, John Ryan and Henry J. Kloepper.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows:

DealNet Capital Corp. which was a shareholder of the Company had advanced amounts to the Company to help cover the Company’s operating expenses including transfer agent fees, legal and accounting fees and other expenses. During the year ended September 30, 2009, the Company issued 878,000 shares of its common stock in repayment of services worth $43,900.  On October 3, 2011, the Company entered into a settlement agreement with DealNet in which the Company transferred 10,000,000 of its common shares and 100% of its shares of IAG Peru to extinguish $457,875 in liabilities.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2011 and 2012:

Year	Audit Fees	Tax	Financial Information Systems Design and Implementation Fees	Other Fees	Total

2012	$15,857	$ Nil	$ Nil	$ Nil	$15,857
2011	$18,571	$ Nil	$ Nil	$ Nil	$18,571

Note 1: Includes the review of quarterly Form 10-Qs.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description	Form/Period/Dated	Filed

3.1	Articles of Incorporation	Form 10-SB	September 28, 2000

3.2	Certificate of Amendment to Articles of Incorporation	Form 10-SB	September 28, 2000

3.3	Certificate of Amendment to Articles of Incorporation dated October 13, 2000	Form 10-QSB	November 7, 2000

3.4	Bylaws	Form 10-QSB	November 7, 2000

14.1	Code of Business Conduct	Form 10-KSB	December 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302		Herein

31.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

32.1	Certification of Chief Executive Officer Pursuant to Section 906		Herein

32.2	Certification of Chief Financial Officer Pursuant to Section 302		Herein

Reports on Form 8-K.

No reports on Form 8-K were filed during the year ended September 30, 2012.

SIGNATURES

In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  July 16, 2013

INTERAMERICAN GAMING, INC.

By:	/s/ Marc Askenasi
Marc Askenasi, CEO, President and Director (principal executive officer)

By:	/s/ J. Graham Simmonds
J. Graham Simmonds, Interim CFO and Chairman (principal financial officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Name	Title	Date

/s/ J. Graham Simmonds		July 16, 2013
J. Graham Simmonds	Interim CFO/Chairman

/s/ Marc Askenasi		July 16, 2013
Marc Askenasi	CEO/President/Director

/s/ Gerald Goldberg		July 16, 2013
Gerald Goldberg	Director

/s/ Gary Schwartz		July 16, 2013
Gary Schwartz	Director

/s/ Henry J. Kloepper		July 16, 2013
Henry J. Kloepper	Director

/s/ John Ryan		July 16, 2013
John Ryan	Director