Form 10-Q
period 2011-12-31
InterAmerican Gaming, Inc.
filed 2013-11-07
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File No. 000-31639

 INTERAMERICAN GAMING, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0436364
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

110 Yonge Street, Suite 1602
Toronto, Ontario Canada M5C 1T4
 (Address of Principal Executive Offices)

(416) 727-6326
(Registrant’s Telephone Number, Including Area Code)

3565 King Road, Suite 102
King City, Ontario Canada L7B 1M3
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

The number of shares of common stock outstanding as of October 28, 2013: 184,460,165.

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present. It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

PART I. Financial Information

 Item 1.  Condensed Financial Statements

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	December 31, 2011	September 30, 2011
Current assets
HST receivable	$5,665	$1,452
Due from related parties (Note 4)	21,087	19,815
Total current assets	26,752	21,267
Total assets	$26,752	$21,267

LIABILITIES
Current liabilities
Bank overdraft	$4,337	$3
Due to related parties (Note 4)	59,567	-
Accounts payable	268,352	8,639
Total current liabilities	332,256	8,642
Total liabilities	332,256	8,642

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.00001 par value, 200,000,000 shares authorized, 145,668,234 shares issued and outstanding (September 30, 2011: 1,000,000) (Note 8)	1,456	10
Additional paid-in capital	71,937	38,515
Subscription receivable	-	(879)
Shares to be issued (14,416,667) (Note 6)	628,741	-
Deficit accumulated during the development stage	(989,888)	(24,088)
Accumulated other comprehensive (loss)	(938)	(933)
Total InterAmerican stockholders’ (deficit) equity	(288,692)	12,625
Non-controlling interest	(16,812)	-
Total (deficit) equity	(305,504)	12,625
Total liabilities and equity	$26,752	$21,267

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	Period from inception (January 22, 2010) through December 31, 2011

Revenues	$-	$-	$-

Expenses
General and administrative	26,140	12	36,691
Management fees-related party	39,096	-	39,096
Consulting fees	16,290	-	16,290
Director fees	16,000	-	16,000
Research and Development	2,691	-	16,228
Loss on acquisition	875,541		875,541
Total Expenses	975,758	12	999,846

Net (loss) before other income	(975,758)	(12)	(999,846)

Other (expense) income:
Foreign currency gain (Loss)	(4,342)	-	(4,342)
Total other income	(4,342)	-	(4,342)

Net (loss)	$(980,100)	$(12)	$(1,004,188)
Net (loss) attributable to non-controlling interest	(14,300)	-	(14,300)
Net (Loss) attributable to InterAmerican	$(965,800)	$(12)	$(989,888)

Net Loss per share, basic and diluted	$(0.006)	$(0.000)

Weighted Average Number of Common Shares Outstanding During the Year – basic and diluted	156,303,345	936,757

Comprehensive (Loss):
Net (Loss)	$(980,100)	$(12)	$(1,004,188)
Foreign exchange translation adjustment for the period	(5)	-	(938)
Comprehensive (Loss)	(980,105)	(12)	(1,005,126)
Comprehensive (loss) attributable to non-controlling interest	(14,301)	-	(14,487)
Comprehensive (Loss) attributable to InterAmerican	$(965,804)	$(12)	$(990,639)

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit) Equity
Since Inception (January 22, 2010) through December 31, 2011
 (Unaudited)

	Number of Shares	Amount	Additional Paid-In Capital	Shares to be Issued	Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance, January 22, 2010 (Date of Inception)	-	-	-	-	-	-	-	-	-
Issuance of stock at $0.001 per share for subscription receivable, February 2010	936,757	$9	$870	-	(879)	$-	$-	-	$-

Balance, September 30, 2010	936,757	9	870	-	(879)	-	-	-	-

Issuance of shares at $0.585 for cash, June 2011	63,243	1	37,645	-	-	-	-	-	37,646

Foreign currency translation (loss)	-	-	-	-	-	-	(933)	-	(933)

Net loss for the year	-	-	-	-	-	(24,088)	-	-	(24,088)
Balance, September 30, 2011	1,000,000	$10	$38,515	-	(879)	$(24,088)	$(933)	-	$12,625

Effect of reverse acquisition, October 3, 2011, shares issued May 2012	144,668,234	1,446	1,744		-	-	-	(2,512)	678

Share subscription received	-	-	-	-	879	-	-	-	879

Shares to be issued for settlement with a related party	-	-	-	457,875	-	-	-	-	457,875

Settlement of related party fees	-	-	-	127,866	-	-	-	-	127,866

Settlement of consulting fees with an unrelated party	-	-	-	3,000	-	-	-	-	3,000

Shares to be issued for cash received at $0.02	-	-	-	35,000	-	-	-	-	35,000

Shares to be issued for cash received at $0.03	-	-	-	5,000	-	-	-	-	5,000

Settlement with a related party for forgiveness of debt	-	-	31,678	-	-	-	-	-	31,678

Foreign currency translation	-	-	-	-	-	-	(5)	-	(5)

Net (loss) attributable to non-controlling interest	-	-	-		-	-	-	(14,300)	(14,300)

Net (loss) attributable to InterAmerican	-	-	-	-	-	(965,800)	-	-	(965,800)
Balance, December 31, 2011	145,668,234	$1,456	$71,937	$628,741	$-	$(989,888)	$(938)	$(16,812)	$(305,504)

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Period from Inception (January 22, 2010) through December 31, 2011
Operating activities
Net (loss)	$(980,100)	$(12)	$(1,004,188)
Adjustments to reconcile net loss to net cash:
Loss on acquisition	875,541	-	875,541
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	27,279	(32)	35,918
Increase (decrease) in related party payables	37,164	-	37,164
Increase (decrease) in HST receivable	(4,213)	-	(5,665)
Net cash (used in) operating activities	(44,329)	(44)	(61,230)

Financing activities
Bank overdraft	4,334	12	4,337
Advances from related parties	-	-	(19,784)
Proceeds from stock subscriptions	40,000	-	40,000
Proceeds from issuance of shares	-	-	37,646
Net cash provided by financing activities	44,334	12	62,199

Effect of foreign exchange (loss)	(5)	-	(938)

Increase in cash and cash equivalents	-	(32)	31

Cash and cash equivalents, beginning of period	-	32	(31)

Cash and cash equivalents, end of period	$-	$-	$-

Supplemental Information
Interest paid	-	-	-
Income tax paid	-	-	-

Non cash activities:

During the three months ended December 31, 2011 the Company:

● Closed the reverse merger, 77,800,000 shares of the Company’s common shares valued at $240,000 were issued in May 2012, $874,862 in liabilities were assumed in the transaction;

● The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;

● The Company settled $127,866 in historical consulting fees with related and former related parties with 2,000,000 shares, the shares were issued in May 2012; and

● The Company settled $3,000 in consultant fees payable to an unrelated party with 500,000 shares, the shares were issued in May 2012.

During the three months ended December 31, 2010 the Company had no non-cash activities.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

1. Nature of Business and Going Concern

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

SoFit is a mobile app that motivates users to keep physically active and have fun at the same time. Using SoFit users can track their activity to earn rewards, join fun and philanthropic challenges to support charities, and workout and compete with friends from all over the world. The SoFit mobile app was launched in July 2012.

Going Concern

The Company is in the development stage as defined by FASB Accounting Standards Codification (“FASB ASC”) subtopic 915-10 Development Stage Entities (“ASC 915-10”). As of the date of these financial statements, the Company has not earned any revenue, has working capital deficit of $305,504 and an accumulated deficit of $989,888. For the period from January 22, 2010 (date of inception) through December 31, 2011, the Company has accumulated losses of $989,888. Until such time that the Company generates sales, it will continue to operate at a loss. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has been financed by its shareholders and third party lenders to meet its obligations. The Company plans to begin earning revenue in the near future and generate profits to mitigate the above negative indicators.

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

2. Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s September 30, 2011 audited financial statements as previously filed.  Outlined below are those policies considered particularly significant:

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	December 31, 2011	September 30, 2011
Period-end CAD-USD exchange rate	$0.9833	$0.9540
Average Period CAD-USD exchange rate	$0.9774	$1.0135

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, HST receivable, due to and due from related parties, bank overdraft and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

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

As a result of the reverse merger, during the period ended December 31, 2011, the Company recorded a loss on acquisition of $875,541. The significant components of the transaction are as follows:

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

4. Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2011, the amounts due to related parties were $59,567 and amounts due from related parties were $21,087.  During the three month period ended December 31, 2011, the Company expensed $40,000 as consulting fee payable to three directors of the Company.

During the period the Company settled $127,866 in consulting and director fees owing to related parties with 2,000,000 shares that were issued in May 2012.

Amounts due to related parties consisted of:

	December 31, 2011	September 30, 2011

Entities with common directors and /or officers	$(33,775)	$-
Fees payable to officers and directors	(25,792)	-
Total	$(59,567)	$-

Amounts due from related parties consisted of:

	December 31, 2011	September 30, 2011

Entities with common directors and /or officers	$9,557	$9,272
Advance on expenses owed from an officer of the Company	11,530	10,543
Total	$21,087	$19,815

5. Research and Development

During the three month period ended December 31, 2011, the Company expensed $2,691 towards the research and development of a commercialized version of its social gaming mobile application named SoFit. All costs associated with the development of the Application have been fully expensed as per ASC 985-Software.  The Application was brought to market on July 19, 2012 and has since been available to download from both the Apple and Android marketplaces.  The Company expensed Nil towards research and development costs for the three months ended December 31, 2010.

6. Shares to be Issued

At December 31, 2011, the Company has $628,741 in unissued share liability consisting of the following:

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;

●	The Company settled $127,866 in historical consulting fees with related and former related parties with 2,000,000 shares, the shares were issued in May 2012;

●	The Company settled $3,000 in consultant fees payable to an unrelated party with 500,000 shares, the shares were issued in May 2012;

●	The Company received $35,000 in cash for the purchase of 1,750,000 common shares at $0.02, the shares were issued in May 2012; and

●	The Company received $5,000 in cash for the purchase of 166,667 common shares at $0.03, the shares were issued in June 2012.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

7. Income Tax

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

As at December 31, 2011, the Company had approximately $4,783,424 (December 31, 2010: $3,810,820) of Federal and State net operating loss carryovers available to offset future taxable income. Such carryovers expire through 2029. The Company’s income tax returns are subject to audit by the IRS and the years 2005 to 2012 remain open and subject to examination.

8. Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which, 145,668,234 and 1,000,000 shares are issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

During the three months ended December 31, 2011, the company issued 144,668,234 shares of its common stock.  The Company issued no shares during the three months ended December 31, 2010.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of December 31, 2011.

9. Subsequent Events

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

On October 11, 2012, Mr. John Ryan was appointed to the Board of Directors.

The first version of the SoFit Mobile Application was launched in July of 2012.  Registered users can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers.

On October 21, 2013, SoFit Mobile Inc. (“SoFit”) was served a statement of claim for $282,412.04 plus interest and expenses by Xtreme Labs Inc. (“Xtreme”). Xtreme was engaged by SoFit on April 12, 2012 to develop an iOS-based application, an Android-based application, a mobile server and to provide quality assurance, design and product management support. The claim is for debt owed for services rendered by Xtreme to SoFit. The Company is in the midst of assessing the statement of claim and intends on filing a statement of defense. The amount has been accounted for in the normal course within accounts payable.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2011

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein.  In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward looking statements.

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

 SoFit is a social gaming company that was developed software to empower individuals to track, train and compete through its platform. Registered users can earn virtual rewards, such as trophies and medals, as well as real-life rewards, such as location-based coupons and special offers. SoFit products include integrated mobile applications and complementary wireless devices that enable connectivity to the SoFit platform.

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

RESULTS OF OPERATION

Revenues

From the date of inception (January 22, 2010) to December 31, 2011, the Company did not generate any revenues.

Expenses

During the three months ended December 31, 2011, the Company incurred general and administrative expense of $26,140, related party management fees of $39,096, consulting fees of $16,290, director fees of $16,000 and research and development expense of $2,691.  During the three month period ended December 31, 2010, the Company incurred general and administrative expense of $12.  The increase in expenses is attributable to the hiring of consultants and employees, new agreements with directors, development of the Company’s mobile application that was brought to market in July and other general and administrative expenses incurred to support the research, development, marketing and launch of the mobile application.

During the period from inception, (January 22, 2010) through December 31, 2011, the Company incurred the following expenses: general and administrative of $36,691; related party management fees of $39,096; consulting fees of $16,290; director fees of $16,000; and research and development fees of $16,228.

During the three month period ended December 31, 2011, the Company incurred a loss on acquisition of $875,541 as a result of the reverse merger closed on October 3, 2011, see Note 3 of the financial statements for more information.

The Company had a foreign currency loss of $4,342 during the three months ended December 31, 2011 compared to Nil for the year ended December 31, 2010 and a loss of $4,342 for the period from inception to December 31, 2011.

During the three month period ended December 31, 2011, the Company recorded a net loss of $980,100, including a loss of $14,300 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming at December 31, 2011 was $965,800.  The net loss for the three month period ended December 31 2010 was $12.  The increased loss is the result of an increase in expenses across the board as discussed above, the largest increase in expenses relate to the loss on acquisition related to the reverse merger.

The Company also incurred a foreign exchange translation adjustment for the period of negative $6 netting a comprehensive loss of $980,106 for the three month period ended December 31, 2011, of which $965,805 is attributable to InterAmrican Gaming.  There was no foreign exchange translation adjustment at December 31, 2010.

During the period from inception (January 22, 2010) through December 31, 2011, the Company recorded a net loss of $1,004,188 including a loss of $14,300 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming for the period from inception to December 31, 2011 was $989,888.  The Company also incurred a foreign exchange translation adjustment for the period from inception to December 31, 2011 of negative $939, netting a comprehensive loss of $1,005,127for the period of which $990,640 is attributable to InterAmerican Gaming.

The net loss per share for the period ended December 31, 2011 was $0.006 compared to $0.000 at December 31, 2010.

Liquidity and Capital Resources

As at December 31, 2011, the Company had total current assets of $26,752 consisting of a related party receivable of $21,087 and an HST receivable of $5,665 compared to current assets of $ 21,267 at September 30, 2011 consisting of an HST receivable of $1,452 and amounts due from related parties of $19,815.  The increase in current assets is the result an increase in expenses which resulted in an increase of the receivable for the refund of the tax the Company has paid on its goods and services.

Total liabilities of the Company at December 31, 2011 were $332,256 consisting of a bank overdraft of $4,337, accounts payable of $268,352 and due to related parties of $59,567.  Total liabilities at September 30, 2011 were $8,642 consisting of $3 in bank overdraft and accounts payable of $8,639.

At December 31, 2011, the company had a working capital deficiency of $305,504 and an accumulated deficit of $989,888 compared to working capital of $12,625 and an accumulated deficit of $24,088 at September 30, 2011.

Net cash flow from operating activities

From the date of inception (January 22, 2010) to December 31, 2011, the Company used $61,230 in operating activities to fund administrative activities.  Of this amount, $44,329 was used during the three month period ended December 31, 2011 and $44 was used in the three month period ended December 31, 2010.

Net cash flow from financing activities

Net cash provided by financing activities for the period from date of inception to December 31, 2011 was $62,199 this was primarily provided by proceeds received from the issuance of shares, proceeds from the purchase of shares that have not yet been issued and a bank overdraft offset by advances to a related party.  Of this amount, $44,334 is attributable to the three month period ended December 31, 2011 and $12 is attributed to the three month period ended December 31, 2010.

Satisfaction of Our Cash Obligations for the Next 12 Months

Based on the Company’s current monthly expenses, cash and cash equivalents on hand at December 31, 2011 was not sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations. The Company completed private placements in fiscal 2013 and intends to continue to raise additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

 Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of December 31, 2011, the amounts due to related parties were $59,567 and amounts due from related parties were $21,087.  During the three month period ended December 31, 2011, the Company expensed $40,000 as consulting fee payable to three directors of the Company.

During the period the Company settled $127,866 in consulting and director fees owing to related parties with 2,000,000 shares that were issued in May 2012.

Shares to be Issued

At December 31, 2011, the Company has $628,741 in unissued share liability consisting of the following:

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;

●	The Company settled $127,866 in historical consulting fees with related and former related parties with 2,000,000 shares, the shares were issued in May 2012;

●	The Company settled $3,000 in consultant fees payable to an unrelated party with 500,000 shares, the shares were issued in May 2012;

●	The Company received $35,000 in cash for the purchase of 1,750,000 common shares at $0.02, the shares were issued in May 2012; and

●	The Company received $5,000 in cash for the purchase of 166,667 common shares at $0.03, the shares were issued in June 2012.

Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which, 145,668,234 and 1,000,000 shares are issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

During the three months ended December 31, 2011, the company issued 144,668,234 shares of its common stock.  The Company issued no shares during the three months ended December 31, 2010.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of December 31, 2011.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the “Notes to Condensed Consolidated Financial Statements” includes a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2011	September 30, 2011
Period-end CAD-USD exchange rate	$0.9833	$0.9540
Average Period CAD-USD exchange rate	$0.9774	$1.0135

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, HST receivable, due to and due from related parties, bank overdraft and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

Inflation

Although our operations are influenced by general economic conditions, the Company does not believe that inflation had a material effect on our results of operations during our three month period ended December 31, 2011.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2011. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of December 31, 2011.

●
Management is aware that there was a lack of accounting competency to assess and record complex transactions.  Multiple complex business transactions occurred during and subsequent to the period ended December 31, 2011 and the Company did not formally assess and document the appropriateness of the accounting treatments.

●	Management is aware that there was a lack of accounting discipline. During the period ended December 31, 2011, the Company lacked review and reconciliation in many areas of the accounting function.

●
Management is aware that there was a lack of completeness of the general ledger. Certain accounts and activities were manually adjusted on the Company’s consolidated statements and are not recorded in this fashion in their respective subsidiary’s general ledger.

●	Management is aware that there was improper retention of accounting records. The Company did not appropriately retain information and documents related to operations of a subsidiary. The Company encountered delays and difficulties when attempting to obtain audit evidence and performing confirmation procedures for purposes of the September 30, 2011 year end audit.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended December 31, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the period ended December 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

On October 21, 2013, SoFit Mobile Inc. (“SoFit”) was served a statement of claim for $282,412.04 plus interest and expenses by Xtreme Labs Inc. (“Xtreme”). Xtreme was engaged by SoFit on April 12, 2012 to develop an iOS-based application, an Android-based application, a mobile server and to provide quality assurance, design and product management support. The claim is for debt owed for services rendered by Xtreme to SoFit. The Company is in the midst of assessing the statement of claim and intends on filing a statement of defense. The amount has been accounted for in the normal course within accounts payable.

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

EXHIBIT	DESCRIPTION

3.1(i)(a)	Articles of Incorporation of LMC Capital Corp. (1)

3.2(i)(b)	Certificate of Amendment to Articles of Incorporation of LMC Capital Corp. (1)

3.3(i)(c)	Certificate of Amendment to Articles of Incorporation of LMC Capital Corp. (2)

3.4(ii)	Bylaws of LMC Capital Corp. (2)

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial Officer*

(1)   Incorporated by reference to the Company’s Form 10-SB, filed with the U.S. Securities and Exchange Commission on September 28, 2000.

(2)   Incorporated by reference to the Company’s Form 10-QSB, filed with the U.S. Securities and Exchange Commission on November 7, 2000.

*     Filed herein.

(b)  Reports on 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERAMERICAN GAMING, INC

Dated:  November 7, 2013

/s/ Marc Askenasi	/s/ J. Graham Simmonds
Name: Marc Askenasi	Name: J. Graham Simmonds
Title: Chief Executive Officer	Title: Interim Chief Financial Officer