Form 10-Q
period 2012-03-31
InterAmerican Gaming, Inc.
filed 2013-11-07
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2012

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

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present. It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

INDEX

PART I. Financial Information

 Item 1.  Condensed Financial Statements

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
Current assets
Cash	$79,263	$-
Deposits	4,559	-
HST receivable	6,476	1,452
Due from related parties (Note 4)	18,635	19,815
Total current assets	108,933	21,267
Total assets	$108,933	$21,267

LIABILITIES
Current liabilities
Bank overdraft	$-	$3
Due to related parties (Note 4)	155,392	-
Accounts payable	292,425	8,639
Total current liabilities	447,817	8,642
Total liabilities	447,817	8,642

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.00001 par value, 200,000,000 shares authorized,
145,668,234 shares issued and outstanding (September 30, 2011: 1,000,000) (Note 7)	1,456	10
Additional paid-in capital	71,937	38,515
Subscription receivable	-	(879)
Shares to be issued (25,516,667) ( (Note 6)	815,741	-
Deficit accumulated during the development stage	(1,172,821)	(24,088)
Accumulated other comprehensive (loss)	(3,747)	(933)
Total InterAmerican stockholders’ (deficit) equity	(287,434)	12,625
Non-controlling interest	(51,450)	-
Total (deficit) equity	(338,884)	12,625
Total liabilities and equity	$108,933	$21,267

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Six Months Ended March 31, 2012	For the Six Months Ended March 31, 2011	Period from inception (January 22, 2010) through March 31, 2012

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	25,458	806	51,598	818	62,149
Management fees-related party	63,701	-	102,797	-	102,797
Consulting fees	37,779	-	54,069	-	54,069
Director fees	31,500	-	47,500	-	47,500
Research and Development	60,037	3,806	62,728	3,806	76,265
Loss on acquisition	-	-	875,541	-	875,541
Total Expenses	218,475	4,612	1,194,233	4,624	1,218,321

Net (loss) before other income	(218,475)	(4,612)	(1,194,233)	(4,624)	(1,218,321)

Other (expense) income:
Foreign currency gain (Loss)	904	-	(3,438)	-	(3,438)
Total other income	904	-	(3,438)	-	(3,438)

Net (loss)	$(217,571)	$(4,612)	$(1,197,671)	$(4,624)	$(1,221,759)
Net (loss) attributable to non-controlling interest	(34,638)	-	(48,938)	-	(48,938)
Net (Loss) attributable to InterAmerican	$(182,933)	$(4,612)	$(1,148,733)	$(4,624)	$(1,172,821)

Net Loss per share, basic and diluted	$(0.001)	$(0.005)	$(0.007)	$(0.005)

Weighted Average Number of Common Shares Outstanding During the Year – basic and diluted	160,317,851	936,757	164,421,568	936,757

Comprehensive (Loss):
Net (Loss)	$(217,571)	$(4,612)	$(1,197,671)	$(4,624)	$(1,221,759)
Foreign exchange translation adjustment for the period	(2,809)	135	(2,814)	135	(3,747)
Comprehensive (Loss)	(220,380)	(4,477)	(1,200,485)	(4,489)	(1,225,506)
Comprehensive (loss) attributable to non-controlling interest	(35,197)	-	(49,498)	-	(49,684)
Comprehensive (Loss) attributable to InterAmerican	$(185,183)	$(4,477)	$(1,150,987)	$(4,489)	$(1,175,822)

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit) Equity
Since Inception (January 22, 2010) through March 31, 2012
 (Unaudited)
	Number of Shares	Amount	Additional Paid-In Capital	Shares to be Issued	Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance, January 22, 2010 (Date of Inception)	-	-	-	-	-	-	-	-	-
Issuance of stock at $0.001 per share for subscription receivable, February 2010	936,757	$9	$870	-	(879)	$-	$-	-	$-

Balance, September 30, 2010	936,757	9	870	-	(879)	-	-	-	-

Issuance of shares at $0.585 for cash, June 2011	63,243	1	37,645	-	-	-	-	-	37,646

Foreign currency translation (loss)	-	-	-	-	-	-	(933)	-	(933)

Net loss for the year	-	-	-	-	-	(24,088)	-	-	(24,088)
Balance, September 30, 2011	1,000,000	$10	$38,515	-	(879)	$(24,088)	$(933)	-	$12,625

Effect of reverse acquisition, October 3, 2011, shares issued May 2012	144,668,234	1,446	1,744	-	-	-	-	(2,512)	678

Share subscription received	-	-	-	-	879	-	-	-	879

Shares to be issued for settlement with a related party	-	-	-	457,875	-	-	-	-	457,875

Settlement of related party fees	-	-	-	127,866	-	-	-	-	127,866

Settlement of consulting fees with an unrelated party	-	-	-	12,000	-	-	-	-	11,500

Shares to be issued for cash received at $0.015	-	-	-	108,000	-	-	-	-	108,000

Shares to be issued for cash received at $0.02	-	-	-	105,000	-	-	-	-	105,000

Shares to be issued for cash received at $0.03	-	-	-	5,000	-	-	-	-	5,000

Settlement with a related party for forgiveness of debt	-	-	31,678	-	-	-	-	-	31,678

Foreign currency translation	-	-	-	-	-	-	(2,814)	-	(2,814)

Net (loss) attributable to non-controlling interest	-	-	-		-	-	-	(48,938)	(48,838)

Net (loss) attributable to InterAmerican	-	-	-	-	-	(1,148,733)	-	-	(1,148,333)
Balance, March 31, 2012	145,668,234	$1,456	$71,937	$815,741	$-	$(1,172,821)	$(3,747)	$(51,450)	$(338,884)

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	Period from Inception (January 22, 2010) through March 31, 2012
Operating activities
Net (loss)	$(1,197,671)	$(4,624)	$(1,221,759)
Adjustments to reconcile net loss to net cash:
Loss on acquisition	875,541	-	875,541
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	60,353	625	68,992
Increase (decrease) in deposits	(4,559)	-	(4,559)
Increase (decrease) in related party payables	135,441	(9,221)	135,441
Increase (decrease) in HST receivable	(5,025)	(496)	(6,477)
Net cash (used in) operating activities	(135,920)	(13,716)	(152,821)

Financing activities
Bank overdraft	(3)	-	-
Advances from related parties	-	-	(19,815)
Proceeds from stock subscriptions	218,000	13,651	218,000
Proceeds from issuance of shares	-	-	37,646
Net cash provided by financing activities	217,997	13,651	235,831

Effect of foreign exchange (loss)	(2,814)	135	(3,747)

Increase in cash and cash equivalents	79,263	70	79,263

Cash and cash equivalents, beginning of period	-	31	-

Cash and cash equivalents, end of period	$79,263	$101	$79,263

Supplemental Information
Interest paid	-	-	-
Income tax paid	-	-	-

Non cash activities:

During the six months ended March 31, 2012 the Company:

●	Closed the reverse merger, 77,800,000 shares of the Company’s common shares valued at $240,000 were issued in May 2012, $874,862 in liabilities were assumed in the transaction;
●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;
●	The Company settled $127,866 in historical consulting fees with related and former related parties with 2,000,000 shares, the shares were issued in May 2012;
●	The Company settled $12,000 in consultant fees payable to an unrelated party with 900,000 shares, the shares were issued in May 2012.

During the three months ended March 31, 2011 the Company had no non-cash activities.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

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

Going Concern

The Company is in the development stage as defined by FASB Accounting Standards Codification (“FASB ASC”) subtopic 915-10 Development Stage Entities (“ASC 915-10”). As of the date of these financial statements, the Company has not earned any revenue, has working capital deficit of $338,884 and an accumulated deficit of $1,172,421. For the period from January 22, 2010 (date of inception) through March 31, 2012, the Company has accumulated losses of $1,172,421. Until such time that the Company generates sales, it will continue to operate at a loss. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has been financed by its shareholders and third party lenders to meet its obligations. The Company plans to begin earning revenue in the near future and generate profits to mitigate the above negative indicators.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

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

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	March 31, 2012	September 30, 2011
Period-end CAD-USD exchange rate	$1.0025	$0.9540
Average Period CAD-USD exchange rate	$0.9880	$1.0135

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
March 31, 2012

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
March 31, 2012

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

4.        Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2012, the amounts due to related parties were $155,392 and amounts due from related parties were $18,635.  During the six month period ended March 31, 2012, the Company expensed $100,000 as consulting fee payable to three directors of the Company.

During the period the Company settled $127,866 in consulting and director fees owing to related parties with 2,000,000 shares that were issued in May 2012

Amounts due to related parties consisted of:

	March 31, 2012	September 30, 2011

Entities with common directors and /or officers	$33,775	$-
Fees payable to officers and directors	121,617	-
Total	$155,392	$-

Amounts due from related parties consisted of:

	March 31, 2012	September 30, 2011

Entities with common directors and /or officers	$9,744	$9,272
Advance on expenses owed from an officer of the Company	8,891	10,543
Total	$18,635	$19,815

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

5.        Research and Development

During the six month period ended March 31, 2012, the Company expensed $62,728 towards the research and development of a commercialized version of its social gaming mobile application named SoFit. All costs associated with the development of the Application have been fully expensed as per ASC 985-Software.  The Application was brought to market on July 19, 2012 and has since been available to download from both the Apple and Android marketplaces.  During the six month period ended June 30, 2011, the Company expensed $3,806 towards the research and development of the mobile application.

6.        Shares to be Issued

At March 31, 2012, the Company has $815,741 in unissued share liability consisting of the following:

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;
●	The Company settled $127,866 in historical consulting fees with related and former related parties with 2,000,000 shares, the shares were issued in May 2012;
●	The Company settled $12,000 in consultant fees payable to an unrelated party with 900,000 shares, the shares were issued in May 2012;
●	The Company received $108,000 in cash for the purchase of 7,200,000 common shares at $0.015;
●	The Company received $105,000 in cash for the purchase of 5,250,000 common shares at $0.02, the shares were issued in May 2012; and
●	The Company received $5,000 in cash for the purchase of 166,667 common shares at $0.03, the shares were issued in June 2012.

7.        Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which, 145,668,234 and 1,000,000 shares are issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

During the six months ended March 31, 2012, the company issued 144,668,234 shares of its common stock.  The Company issued no shares during the three months ended March 31, 2011.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of March 31, 2012.

8.     Income Tax

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

As at March 31, 2012, the Company had approximately $5,000,995 (March 31, 2011: $3,829,328) of Federal and State net operating loss carryovers available to offset future taxable income. Such carryovers expire through 2029. The Company’s income tax returns are subject to audit by the IRS and the years 2005 to 2012 remain open and subject to examination.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2012

9.      Subsequent Events

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

RESULTS OF OPERATION

For The Three Month Period Ended March 31, 2012

Revenues

For the three month period ended March 31, 2012, the Company did not generate any revenues.

Expenses
During the three months ended March 31, 2012, the Company incurred general and administrative expense of $25,458, related party management fees of $63,701, consulting fees of $37,779, director fees of $31,500 and research and development expense of $60,037.  During the three month period ended March 31, 2011, the Company incurred general and administrative expense of $806 and research and development expense of $3,806.  The increase in expenses is attributable to the hiring of consultants and employees, new agreements with directors, further development of the Company’s mobile application that was brought to market in July 2012 and other general and administrative expenses incurred to support the research, development, marketing and launch of the mobile application.

The Company had a foreign currency gain of $904 during the three months ended March 31, 2012 compared to Nil for the three month period ended March 31, 2011.

During the three month period ended March 31, 2012, the Company recorded a net loss of $217,571, including a loss of $34,638 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming at March 31, 2012 was $182,933.  The net loss for the three month period ended March 31, 2011 was $4,612.  The increased loss is the result of an increase in expenses across the board as discussed above, the largest increase in expenses relate to the loss on acquisition related to the reverse merger.

The Company also incurred a foreign exchange translation adjustment for the three month period ended March 31, 2012 of negative $2,809 netting a comprehensive loss of $220,380, of which $185,183 is attributable to InterAmerican Gaming.  The Company incurred a foreign exchange currency translation of $135 for the three month period ended March 31, 2011 resulting in a comprehensive loss of $4,477.

The net loss per share for the three month period ended March 31, 2012 was $0.001 compared to $0.005 at March 31, 2011.

For The Six Month Period Ended March 31, 2012

Revenues

For the six months ended March 31, 2012, the Company did not generate any revenues.

Expenses

During the six months ended March 31, 2012, the Company incurred general and administrative expense of $51,598, related party management fees of $102,797, consulting fees of $54,069, director fees of $47,500 and research and development expense of $62,728.  During the six month period ended March 31, 2011, the Company incurred general and administrative expense of $818 and research and development expense of $3,806.  The increase in expenses is attributable to the hiring of consultants and employees, new agreements with directors, further development of the Company’s mobile application that was brought to market in July 2012 and other general and administrative expenses incurred to support the research, development, marketing and launch of the mobile application.

During the six month period ended March 31, 2012, the Company incurred a loss on acquisition of $875,541 as a result of the reverse merger closed on October 3, 2011, see Note 3 of the financial statements for more information.

The Company had a foreign currency loss of $3,438 during the six months ended March 31, 2012 compared to Nil for the six month period ended March 31, 2011.

During the six month period ended March 31, 2012, the Company recorded a net loss of $1,197,671, including a loss of $48,938 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming at March 31, 2012 was $1,148,733.  The net loss for the six month period ended March 31, 2011 was $4,624.  The increased loss is the result of an increase in expenses across the board as discussed above, the largest increase in expenses relate to the loss on acquisition related to the reverse merger.

The Company also incurred a foreign exchange translation adjustment for the six month period ended March 31, 2012 of negative $2,814 netting a comprehensive loss of $1,200,485, of which $1,150,987 is attributable to InterAmerican Gaming.  The Company incurred a foreign exchange currency translation of $135 for the six month period ended March 31, 2011 resulting in a comprehensive loss of $4,489.

The net loss per share for the six month period ended March 31, 2012 was $0.007 compared to $0.005 at March 31, 2011.

For The Period From Inception January 22, 2010) to March 31, 2012

Revenues

From the date of inception (January 22, 2010) to March 31, 2012, the Company did not generate any revenues.

Expenses

During the period from inception, (January 22, 2010) through March 31, 2012, the Company incurred the following expenses: general and administrative of $62,149; related party management fees of $102,797; consulting fees of $54,069; director fees of $47,500; and research and development fees of $76,265.  The Company also incurred a loss on acquisition of $875,541 as a result of the reverse merger closed on October 3, 2011, see Note 3 of the financial statements for more information.

The Company had a foreign currency loss of $3,438 for the period from inception to March 31, 2012.

During the period from inception (January 22, 2010) through March 31, 2012, the Company recorded a net loss of $1,221,759 including a loss of $48,938 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming for the period from inception to March 31, 2012 was $1,172,821.  The Company also incurred a foreign exchange translation adjustment for the period from inception to March 31, 2012 of negative $3,747, netting a comprehensive loss of $1,225,506 for the period of which $1,175,822 is attributable to InterAmerican Gaming.

Liquidity and Capital Resources

As at March 31, 2012, the Company had total current assets of $108,933 consisting of cash of $79,263, deposits of $4,559, an HST receivable of $6,476 and a related party receivable of $18,635 compared to current assets of $ 21,267 at September 30, 2011 consisting of an HST receivable of $1,452 and amounts due from related parties of $19,815.  The increase in current assets is the result an increase in expenses which resulted in an increase of the receivable for the refund of the tax the Company has paid on its goods and services.

Total liabilities of the Company at March 31, 2012 were $447,817 consisting of due to related parties of $155,392 and accounts payable of $292,425.  Total liabilities at September 30, 2011 were $8,642 consisting of $3 in bank overdraft and accounts payable of $8,639.

At March 31, 2012, the company had a working capital deficiency of $338,884 and an accumulated deficit of $1,172,821 compared to working capital of $12,625 and an accumulated deficit of $24,088 at September 30, 2011.

Net cash flow from operating activities

From the date of inception (January 22, 2010) to March 31, 2012, the Company used $152,821 in operating activities to fund administrative activities.  Of this amount, $135,920 was used during the six month period ended March 31, 2012 and $13,716 was used in the six month period ended March 31, 2011.

Net cash flow from financing activities

Net cash provided by financing activities for the period from date of inception to March 31, 2012 was $235,831 this was primarily provided by proceeds received from the issuance of shares, proceeds from the purchase of shares that have not yet been issued and a bank overdraft offset by advances to a related party.  Of this amount, $217,997 is attributable to the six month period ended March 31, 2012 and $13,651 is attributed to the six month period ended March 31, 2011.

Satisfaction of Our Cash Obligations for the Next 12 Months

Based on the Company’s current monthly expenses, cash and cash equivalents on hand at March 31, 2012 was not sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations. The Company completed private placements in fiscal 2013 and intends to continue to raise additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of March 31, 2012, the amounts due to related parties were $155,392 and amounts due from related parties were $18,635.  During the six month period ended March 31, 2012, the Company expensed $100,000 as consulting fee payable to three directors of the Company.

During the period the Company settled $127,866 in consulting and director fees owing to related parties with 2,000,000 shares that were issued in May 2012.

Shares to be Issued

At March 31, 2012, the Company has $815,741 in unissued share liability consisting of the following:

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;
●	The Company settled $127,866 in historical consulting fees with related and former related parties with 2,000,000 shares, the shares were issued in May 2012;
●	The Company settled $12,000 in consultant fees payable to an unrelated party with 900,000 shares, the shares were issued in May 2012;
●	The Company received $108,000 in cash for the purchase of 7,200,000 common shares at $0.015;
●	The Company received $105,000 in cash for the purchase of 5,250,000 common shares at $0.02, the shares were issued in May 2012; and
●	The Company received $5,000 in cash for the purchase of 166,667 common shares at $0.03, the shares were issued in June 2012.

Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which, 145,668,234 and 1,000,000 shares are issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

During the six months ended March 31, 2012, the company issued 144,668,234 shares of its common stock.  The Company issued no shares during the three months ended March 31, 2011.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of March 31, 2012.

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2012	September 30, 2011
Period-end CAD-USD exchange rate	$1.0025	$0.9540
Average Period CAD-USD exchange rate	$0.9880	$1.0135

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

Inflation

Although our operations are influenced by general economic conditions, the Company does not believe that inflation had a material effect on our results of operations during our six month period ended March 31, 2012.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of March 31, 2012.

●
Management is aware that there was a lack of accounting competency to assess and record complex transactions.  Multiple complex business transactions occurred during and subsequent to the period ended March 31, 2012 and the Company did not formally assess and document the appropriateness of the accounting treatments.

●	Management is aware that there was a lack of accounting discipline. During the period ended March 31, 2012, the Company lacked review and reconciliation in many areas of the accounting function.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended March 31, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the period ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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