Form 10-Q
period 2012-06-30
InterAmerican Gaming, Inc.
filed 2013-11-07
CIK 1125053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated file	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of October 28, 2013: 184,460,165.

Explanatory Note

InterAmerican Gaming, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 as part of a process by which the Company intends to remediate a number of delinquent periodic reports which were not filed by the Company for the fiscal periods ending March 31, 2010 until the present. It is the Company’s intention to remediate and file all of its delinquent periodic filings with the U.S. Securities and Exchange Commission as soon as reasonably possible.

InterAmerican Gaming, Inc.

PART I. Financial Information

 Item 1.  Condensed Financial Statements

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30, 2012	September 30, 2011
Current assets
Cash	$84,716	$-
Deposits	10,943	-
HST receivable	65,320	1,452
Due from related parties (Note 4)	11,660	19,815
Total current assets	172,639	21,267
Property and equipment, net (Note 5)	1,199	-
Total assets	$173,838	$21,267

LIABILITIES
Current liabilities
Bank overdraft	$-	$3
Due to related parties (Note 4)	121,319	-
Accounts payable	685,424	8,639
Total current liabilities	806,743	8,642
Total liabilities	806,743	8,642

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.00001 par value, 200,000,000 shares authorized,
169,944,901 shares issued and outstanding (September 30, 2011: 1,000,000) (Note 8)	1,699	10
Additional paid-in capital	657,960	38,515
Subscription receivable	-	(879)
Shares to be issued (16,715,834) (Note 7)	591,983	-
Deficit accumulated during the development stage	(1,722,067)	(24,088)
Accumulated other comprehensive (loss)	5,326	(933)
Total InterAmerican stockholders’ (deficit) equity	(465,099)	12,625
Non-controlling interest	(167,806)	-
Total (deficit) equity	(632,905)	12,625
Total liabilities and equity	$173,838	$21,267

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Nine Months Ended June 30, 2012	For the Nine Months Ended June 30, 2011	Period from inception (January 22, 2010) through June 30, 2012

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	40,812	36	92,410	863	102,961
Management fees-related party	81,159	-	183,956	-	183,956
Consulting fees	72,111	-	126,180	-	126,180
Director fees	31,500	-	79,000		79,000
Research and Development	429,968	1,275	492,696	5,005	506,233
Depreciation	77	-	77	-	77
Loss on acquisition	-	-	875,541	-	875,541
Total Expenses	655,627	1,311	1,849,860	5,868	1,873,948

Net (loss) before other income	(655,627)	(1,311)	(1,849,860)	(5,868)	(1,873,948)

Other (expense) income:
Foreign currency gain (Loss)	(9,975)	-	(13,413)	-	(13,413)
Total other income	(9,975)	-	(13,413)	-	(13,413)

Net (loss)	$(665,602)	$(1,311)	$(1,863,273)	$(5,868)	$(1,887,361)
Net (loss) attributable to non-controlling interest	(116,356)		(165,294)	-	(165,294)
Net (Loss) attributable to InterAmerican	$(549,246)	$(1,311)	$(1,697,979)	$(5,868)	$(1,722,067)

Net Loss per share, basic and diluted	$(0.003)	$(0.001)	$(0.010)	$(0.006)

Weighted Average Number of Common Shares Outstanding During the Year – basic and diluted	181,967,621	941,622	167,477,387	938,379

Comprehensive (Loss):
Net (Loss)	$(665,602)	$(1,311)	$(1,863,273)	$(5,868)	$(1,887,361)
Foreign exchange translation adjustment for the period	9,073	439	6,259	574	5,326
Comprehensive (Loss)	(656,529)	(872)	(1,857,014)	(5,294)	(1,882,035)
Comprehensive (loss) attributable to non-controlling interest	(114,550)	-	(164,048)	-	(164,234)
Comprehensive (Loss) attributable to InterAmerican	$(541,979)	$(872)	$(1,692,966)	$(5,294)	$(1,717,801)

InterAmerican Gaming Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' (Deficit) Equity
Since Inception (January 22, 2010) through June 30, 2012
 (Unaudited)
	Number of Shares	Amount	Additional Paid-In Capital	Shares to be Issued	Subscription Receivable	Deficit Accumulated During the Development Stage	Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance, January 22, 2010 (Date of Inception)	-	-	-	-	-	-	-	-	-
Issuance of stock at $0.001 per share for subscription receivable, February 2010	936,757	$9	$870	-	(879)	$-	$-	-	$-

Balance, September 30, 2010	936,757	9	870	-	(879)	-	-	-	-

Issuance of shares at $0.585 for cash, June 2011	63,243	1	37,645	-	-	-	-	-	37,646

Foreign currency translation (loss)	-	-	-	-	-	-	(933)	-	(933)

Net loss for the year	-	-	-	-	-	(24,088)	-	-	(24,088)
Balance, September 30, 2011	1,000,000	$10	$38,515	-	(879)	$(24,088)	$(933)	-	$12,625

Effect of reverse acquisition, October 3, 2011, shares issued May 2012	144,668,234	1,446	1,744	-	-	-	-	(2,512)	678

Share subscription received	-	-	-	-	879	-	-	-	879

Shares to be issued for settlement with a related party	-	-	-	457,875	-	-	-	-	457,875

Shares issued for settlement of related party fees, May 2012	2,000,000	20	127,846	-	-	-	-	-	127,866

Shares issued at $0.006 for settlement of consulting fees, May 2012	500,000	5	2,995	-	-	-	-	-	3,000

Shares issued for cash at $0.02, May 2012	13,360,000	134	229,266	-	-	-	-	-	229,400

Shares issued for settlement of consulting fees, June 2012	150,000	1	4,499	-	-	-	-	-	4,500

Shares issued for cash at $0.01, June 2012	200,000	2	1,998	-	-	-	-	-	2,000

Shares issued for cash at $0.02, June 2012	2,250,000	23	44,977	-	-	-	-	-	45,000

Shares issued for cash at $0.03, June 2012	5,816,667	58-	174,442	-	-	-	-	-	174,500

Settlement with a related party for forgiveness of debt	-	-	31,678	-	-	-	-	-	31,678

Shares to be issued for settlement of consulting fees with unrelated parties at $0.02	-	-	-	14,416	-	-	-	-	14,416

Shares to be issued for settlement of consulting fees with related parties at $0.02	-	-	-	119,692	-	-	-	-	119,692

Foreign currency translation	-	-	-	-	-	-	6,259	-	6,259

Net (loss) attributable to non-controlling interest	-	-	-		-	-	-	(165,294)	(165,294)

Net (loss) attributable to InterAmerican	-	-	-	-	-	(1,697,979)	-		(1,697,979)
Balance, June 30, 2012	169,944,901	$1,699	$657,960	$591,983	$-	$(1,722,067)	$5,326	$(167,806)	$(632,905)

InterAmerican Gaming Inc.
 (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Period from Inception (January 22, 2010) through June 30, 2012
Operating activities
Net (loss)	$(1,863,273)	$(5,868)	$(1,887,361)
Adjustments to reconcile net loss to net cash:
Loss on acquisition	875,541	-	875,541
Depreciation	77	-	77
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	463,267	1,820	471,906
Increase (decrease) in deposits	(10,943)	-	(10,943)
Increase (decrease) in related party payables	228,035	-	228,035
Increase (decrease) in HST receivable	(63,868)	(499)	(65,320)
Net cash (used in) operating activities	(371,164)	(4,547)	(388,065)

Investing activities
Property and equipment	(1,276)	-	(1,276)
Net cash (used in) investing activities	(1,276)	-	(1,276)

Financing activities
Bank overdraft	(3)	-	-
Advances (to) from related parties	-	(18,525)	(19,815)
Proceeds from stock subscriptions	-	-	-
Proceeds from issuance of shares	450,900	37,646	488,546
Net cash provided by financing activities	450,897	37,646	468,731

Effect of foreign exchange (loss)	6,259	574	5,326

Increase in cash and cash equivalents	84,716	15,148	84,716

Cash and cash equivalents, beginning of period	-	31	-

Cash and cash equivalents, end of period	$84,716	$15,179	$84,716

Supplemental Information
Interest paid	-	-	-
Income tax paid	-	-	-

Non cash activities:

During the nine months ended June 30, 2012 the Company:

●	Closed the reverse merger, 77,800,000 shares of the Company’s common shares valued at $240,000 were issued in May 2012, $874,862 in liabilities were assumed in the transaction;
●	settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;
●	issued 2,000,000 shares to settle $127,866 in consulting and director fees owed to current and former related parties;
●	issued 500,000 shares to settle $3,000 in consulting fees owed to unrelated parties;
●	issued 150,000 shares to settle $4,500 in consulting fees owed to unrelated parties;
●	settled $14,416 in consultant fees payable to unrelated parties, 720,834 shares to be issued; and
●	settled $119,692 in consultant and director fees owed to related parties, 5,995,000 shares to be issued.

During the nine months ended June 30, 2011 the Company had no non-cash activities.

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

Going Concern

The Company is in the development stage as defined by FASB Accounting Standards Codification (“FASB ASC”) subtopic 915-10 Development Stage Entities (“ASC 915-10”). As of the date of these financial statements, the Company has not earned any revenue, has working capital deficit of $634,104 and an accumulated deficit of $1,722,067. For the period from January 22, 2010 (date of inception) through June 30, 2012, the Company has accumulated losses of $1,722,067. Until such time that the Company generates sales, it will continue to operate at a loss. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has been financed by its shareholders and third party lenders to meet its obligations. The Company plans to begin earning revenue in the near future and generate profits to mitigate the above negative indicators.

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2012	September 30, 2011
Period-end CAD-USD exchange rate	$0.9822	$0.9540
Average Period CAD-USD exchange rate	$0.9886	$1.0135

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

As a result of the reverse merger, during the nine month period ended June 30, 2012, the Company recorded a loss on acquisition of $875,541. The significant components of the transaction are as follows:

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

4.        Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2012, the amounts due to related parties were $121,319 and amounts due from related parties were $11,660.  During the nine month period ended June 30, 2012, the Company expensed $160,000 as consulting fee payable to three directors of the Company and expensed $3,000 to consulting fee payable to one individual who is related to a director of the Company.

During the period the Company settled $127,866 in consulting and director fees owing to related parties with 2,000,000 shares that were issued in May 2012.

Amounts due to related parties consisted of:

	June 30, 2012	September 30, 2011

Entities with common directors and /or officers	$33,775	$-
Fees payable to officers and directors	87,544	-
Total	$121,319	$-

Amounts due from related parties consisted of:

	June 30, 2012	September 30, 2011

Entities with common directors and /or officers	$9,547	$9,272
Advance on expenses owed from an officer of the Company	2,113	10,543
Total	$11,660	$19,815

INTERAMERICAN GAMING INC.
(A Development Stage Company)
 Notes to Condensed Consolidated Financial Statements
 (Unaudited)

5.        Property and Equipment

Property and equipment consisted of the following at June 30, 2012:

	June 30, 2012			September 30, 2011
	Cost	Accumulated Depreciation	Net	Net
Computer hardware	1,276	77	1,199	-
Total	1,276	77	1,199	-

6.        Research and Development

During the nine month period ended June 30, 2012, the Company expensed $492,696 towards the research and development of a commercialized version of its social gaming mobile application named SoFit. All costs associated with the development of the Application have been fully expensed as per ASC 985-Software.  The Application was brought to market on July 19, 2012 and has since been available to download from both the Apple and Android marketplaces.

7.        Shares to be Issued

At June 30, 2012, the Company has $591,983 in unissued share liability consisting of the following:

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;
●	The Company settled $14,416 in consultant fees payable to an unrelated party with 720,834 shares, the shares to be issued;
●	The Company settled $119,692 in consultant and director fees owed to related parties, 5,995,000 shares to be issued.

8.        Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which, 169,944,901 and 1,000,000 shares are issued and outstanding as of June 30, 2012 and September 30, 2011, respectively.

During the nine months ended June 30, 2012, the company issued 168,944,901 shares of its common stock.  The Company issued no shares during the three months ended June 30, 2011.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of June 30, 2012.

INTERAMERICAN GAMING INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.        Income Tax

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

As at June 30, 2012, the Company had approximately $5,666,597 (June 30, 2011: $3,836,298) of Federal and State net operating loss carryovers available to offset future taxable income. Such carryovers expire through 2029. The Company’s income tax returns are subject to audit by the IRS and the years 2005 to 2012 remain open and subject to examination.

10.      Subsequent Events

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

RESULTS OF OPERATION

For The Three Month Period Ended June 30, 2012

Revenues

For the three month period ended June 30, 2012, the Company did not generate any revenues.

Expenses

During the three months ended June 30, 2012, the Company incurred general and administrative expense of $40,812, related party management fees of $81,159, consulting fees of $72,111, director fees of $31,500, research and development expense of $429,968 and depreciation expense of $77.  During the three month period ended June 30, 2011, the Company incurred general and administrative expense of $36 and research and development expense of $1,275.  The increase in expenses is attributable to the hiring of consultants and employees, new agreements with directors, further development of the Company’s mobile application that was brought to market in July 2012 and other general and administrative expenses incurred to support the research, development, marketing and launch of the mobile application.

The Company had a foreign currency loss of $9,975 during the three months ended June 30, 2012 compared to Nil for the three month period ended June 30, 2011.

During the three month period ended June 30, 2012, the Company recorded a net loss of $665,602, including a loss of $116,356 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming at June 30, 2012 was $549,246.  The net loss for the three month period ended June 30, 2011 was $1,311.  The increased loss is the result of an increase in expenses across the board as discussed above, the largest increase in expenses relate to the loss on acquisition related to the reverse merger.

The Company also incurred a foreign exchange translation adjustment for the three month period ended June 30, 2012 of $9,073 netting a comprehensive loss of $656,529, of which $541,979 is attributable to InterAmerican Gaming.  The Company incurred a foreign exchange currency translation of $439 for the three month period ended June 30, 2011 resulting in a comprehensive loss of $872.

The net loss per share for the three month period ended June 30, 2012 was $0.003 compared to $0.001 at June 30, 2011.

For The Nine Month Period Ended June 30, 2012

Revenues

For the nine months ended June 30, 2012, the Company did not generate any revenues.

Expenses

During the nine months ended June 30, 2012, the Company incurred general and administrative expense of $92,410, related party management fees of $183,956, consulting fees of $126,180, director fees of $79,000, research and development expense of $492,696 and depreciation of $77.  During the nine month period ended June 30, 2011, the Company incurred general and administrative expense of $863, and research and development expense of $5,005.  The increase in expenses is attributable to the hiring of consultants and employees, new agreements with directors, further development of the Company’s mobile application that was brought to market in July 2012 and other general and administrative expenses incurred to support the research, development, marketing and launch of the mobile application.

During the nine month period ended June 30, 2012, the Company incurred a loss on acquisition of $875,541 as a result of the reverse merger closed on October 3, 2011, see Note 3 of the financial statements for more information.

The Company had a foreign currency loss of $13,413 during the nine months ended June 30, 2012 compared to Nil for the nine month period ended June 30, 2011.

During the nine month period ended June 30, 2012, the Company recorded a net loss of $1,863,273, including a loss of $165,294 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming at June 30, 2012 was $1,697,979.  The net loss for the nine month period ended June 30, 2011 was $5,868.  The increased loss is the result of an increase in expenses across the board as discussed above, the largest increase in expenses relate to the loss on acquisition related to the reverse merger.

The Company also incurred a foreign exchange translation adjustment for the nine month period ended June 30, 2012 of negative $6,259 netting a comprehensive loss of $1,857,014, of which $1,692,966 is attributable to InterAmerican Gaming.  The Company incurred a foreign exchange currency translation of $574 for the nine month period ended June 30, 2011 resulting in a comprehensive loss of $5,294.

The net loss per share for the nine month period ended June 30, 2012 was $0.010 compared to $0.006 at June 30, 2011.

For The Period From Inception January 22, 2010) to June 30, 2012

Revenues

From the date of inception (January 22, 2010) to June 30, 2012, the Company did not generate any revenues.

Expenses

During the period from inception, (January 22, 2010) through June 30, 2012, the Company incurred the following expenses: general and administrative of $102,961; related party management fees of $183,956; consulting fees of $126,180; director fees of $79,000; research and development fees of $506,233 and depreciation expense of $77.  The Company also incurred a loss on acquisition of $875,541 as a result of the reverse merger closed on October 3, 2011, see Note 3 of the financial statements for more information.

The Company had a foreign currency loss of $13,413 for the period from inception to June 30, 2012.

During the period from inception (January 22, 2010) through June 30, 2012, the Company recorded a net loss of $1,887,361 including a loss of $165,294 attributable to non-controlling interest.  The net loss attributable to InterAmerican Gaming for the period from inception to June 30, 2012 was $1,722,067.  The Company also incurred a foreign exchange translation adjustment for the period from inception to June 30, 2012 of negative $5,326, netting a comprehensive loss of $1,882,035 for the period of which $1,717,801 is attributable to InterAmerican Gaming.

Liquidity and Capital Resources

As at June 30, 2012, the Company had total current assets of $172,639 consisting of cash of $84,716, deposits of $10,943, an HST receivable of $65,320 and a related party receivable of $11,660 compared to current assets of $ 21,267 at September 30, 2011 consisting of an HST receivable of $1,452 and amounts due from related parties of $19,815.   The increase in current assets is the result an increase in expenses which resulted in an increase of the receivable for the refund of the tax the Company has paid on its goods and services. At June 30, 2012, the Company had $1,199 in property and equipment compared to property and equipment of Nil at June 30, 2011.

Total liabilities of the Company at June 30, 2012 were $795,084 consisting of due to related parties of $121,319 and accounts payable of $685,424.  Total liabilities at September 30, 2011 were $8,642 consisting of $3 in bank overdraft and accounts payable of $8,639.

At June 30, 2012, the company had a working capital deficiency of $634,104 and an accumulated deficit of $1,722,067 compared to working capital of $12,625 and an accumulated deficit of $24,088 at September 30, 2011.

Net cash flow from operating activities

From the date of inception (January 22, 2010) to June 30, 2012, the Company used $388,065 in operating activities to fund administrative activities.  Of this amount, $371,164 was used during the nine month period ended June 30, 2012 and $4,547 was used in the nine month period ended June 30, 2011.

Net cash flow from investing activities

From the date of inception (January 22, 2010) to June 30, 2012, the Company used $1,276 in investing activities to purchase computer equipment, this amount is attributable to the nine months ended June 30, 2012.

Net cash flow from financing activities

Net cash provided by financing activities for the period from date of inception to June 30, 2012 was $468,731 this was primarily provided by proceeds received from the issuance of shares, proceeds from the purchase of shares that have not yet been issued and a bank overdraft offset by advances to a related party.  Of this amount, $450,897 is attributable to the nine month period ended June 30, 2012 and $37,646 is attributed to the nine month period ended June 30, 2011.

Satisfaction of Our Cash Obligations for the Next 12 Months

Based on the Company’s current monthly expenses, cash and cash equivalents on hand at June 30, 2012 was not sufficient to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations. The Company completed private placements in fiscal 2013 and intends to continue to raise additional funds either through issuance of notes payable or the sale of its shares. No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

 Related Party Transactions

Transactions with related parties are incurred in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to between the related parties. The Company’s current and former officers and stockholders have advanced funds on a non-interest bearing basis to the Company for travel related and working capital purposes. The Company has not entered into any agreement on the repayment terms for these advances. As of June 30, 2012, the amounts due to related parties were $109,659 and amounts due from related parties were $Nil.  During the nine month period ended June 30, 2012, the Company expensed $160,000 as consulting fee payable to three directors of the Company and expensed $3,000 to consulting fee payable to one individual who is related to a director of the Company.

During the period the Company settled $127,866 in consulting and director fees owing to related parties with 2,000,000 shares that were issued in May 2012.

Shares to be Issued

At June 30, 2012, the Company has $591,983 in unissued share liability consisting of the following:

●	The Company settled $457,875 in amounts owing to a related party with 10,000,000 shares at $0.045, shares to be issued;
●	The Company settled $14,416 in consultant fees payable to an unrelated party with 720,834 shares, the shares to be issued; and
●	The Company settled $119,692 in consultant and director fees owed to related parties, 5,995,000 shares to be issued.

Share Capital

The Company has authorized capital of 200,000,000 shares of common stock with a par value of $0.00001 of which, 169,944,901and 1,000,000 shares are issued and outstanding as of June 30, 2012 and September 30, 2011, respectively.

During the nine months ended June 30, 2012, the company issued 168,944,901 shares of its common stock.  The Company issued no shares during the three months ended June 30, 2011.

The Company has an Incentive Stock Option Plan which was approved at a shareholders meeting held on July 14, 2008. The Company is authorized to issue up to 7,500,000 shares of its common stock under the plan. There were no stock options outstanding as of June 30, 2012.

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

The exchange rates used to translate amounts in CAD into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2012	September 30, 2011
Period-end CAD-USD exchange rate	$0.9822	$0.9540
Average Period CAD-USD exchange rate	$0.9886	$1.0135

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

Inflation

Although our operations are influenced by general economic conditions, the Company does not believe that inflation had a material effect on our results of operations during our nine month period ended June 30, 2012.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2012. Based upon, and as of the date of this evaluation.

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

The following material weaknesses were identified in the Company’s internal control over financial reporting as of June 30, 2012.

●
Management is aware that there was a lack of accounting competency to assess and record complex transactions.  Multiple complex business transactions occurred during and subsequent to the period ended June 30, 2012 and the Company did not formally assess and document the appropriateness of the accounting treatments.

●	Management is aware that there was a lack of accounting discipline. During the period ended June 30, 2012, the Company lacked review and reconciliation in many areas of the accounting function.

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

In light of this material weakness, the Company performed additional analysis and procedures in order to conclude that our consolidated financial statements for the period ended June 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP.

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

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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